Form 10-K
period 1999-06-30
CAREINSITE INC
filed 1999-09-28
CIK 1082000

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1999

                         Commission file number 0-26345

                                CareInsite, Inc.
             (Exact name of registrant as specified in its charter)


                DELAWARE                                    22-3630930
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                    Identification No.)

 669 River Drive, River Drive Center Two                    07407-1361
        Elmwood Park, New Jersey                            (Zip Code)
         (Address of principal
           executive offices)

       Registrant's telephone number, including area code: (201) 703-3400

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Common Stock, par value $.01 per share
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                               Yes  X     No
                                   ---       ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

         The aggregate market value of the common stock held by persons other than affiliates of the registrant, as of September 21, 1999, was approximately $821,831,748 (based on the last sale price of the registrant's common stock on the NASDAQ National Market System on that date and, for purpose of this computation only, the assumption that Medical Manager Corporation and all of the registrant's directors and officers are affiliates).

         The number of shares of the registrant's common stock outstanding at September 21, 1999 was 70,410,134.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain information in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant's 1999 Annual Meeting of Shareholders is incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

                                  INTRODUCTION

         General

         CareInsite, Inc. ("CareInsite") is a Delaware corporation and was incorporated in 1998. Its principal offices are located at 669 River Drive, Elmwood Park, New Jersey 07407-1361 and its telephone number is (201) 703-3400. As used in this report, the "Company" means CareInsite and its subsidiaries, except where the context otherwise requires.

         The Company is developing and intends to provide an Internet-based healthcare electronic commerce, or e-commerce, network for interactive use by physicians, payers, suppliers and patients. The Company intends to market a comprehensive set of transaction, messaging and content services to physicians, to payers such as managed care organizations and pharmacy benefit managers, or PBMs, to suppliers such as pharmacies and clinical laboratories, and to patients. CareInsite's system is comprised of a network of computers, related equipment and application software that uses the Internet to link the key participants in the healthcare industry. The Company expects that the CareInsite system will facilitate a broad range of healthcare transactions, such as enabling a physician to order prescriptions and lab tests and to verify a particular patient's eligibility for treatment under his or her healthcare plan, and will facilitate medical claims processing, compiling medical data and informing physicians of particular patient histories. Physicians and their patients will be able to use a web browser to access relevant clinical, administrative and financial information of payers and suppliers through the CareInsite system to make more informed healthcare decisions. The Company believes its integration of payer-specific rules and healthcare guidelines with patient-specific information at the point of care will improve the quality of patient care, lead to more appropriate use of healthcare resources, gain compliance with benefit plan guidelines and control healthcare costs.

         Medical Manager Corporation (formerly known as Synetic, Inc.) ("Medical Manager") owns 72.1% of the Company's common stock. The Company and Medical Manager share certain management and are parties to a services agreement, as described in Part III below. The Company and Medical Manager Health Systems, Inc. ("Medical Manager Health Systems"), a wholly owned subsidiary of Medical Manager, also have a strategic relationship, as described in "--Strategic Relationships" below.

         On December 24, 1996, Medical Manager acquired Avicenna Systems Corporation, a privately held, development stage company that marketed and built Intranets for managed healthcare plans, integrated healthcare delivery systems and hospitals. The acquisition of Avicenna marked the inception of Medical Manager's healthcare electronic commerce business. On January 23, 1997, Medical Manager acquired CareAgents, Inc. ("CareAgents"), a privately held, development stage company engaged in developing Internet-based clinical commerce applications. On November 24, 1998, Medical Manager formed Synetic Healthcare Communications, Inc., which was subsequently renamed CareInsite, Inc. On January 2, 1999, Medical Manager contributed the stock of CareAgents to Avicenna. Concurrently, Avicenna contributed the stock of CareAgents and substantially all of Avicenna's other assets and liabilities to the Company.

         On June 16, 1999, the Company completed the initial public offering of 6,497,500 shares of its common stock. The net proceeds of the offering were $106,446,000.

         The Company is developing and intends to provide a broad range of healthcare electronic commerce services which will leverage Internet technology to improve communication among physicians, payers, suppliers and patients. The provision of services using Internet technology in the healthcare electronic commerce industry is subject to risks, including but not limited to those associated with competition from existing companies offering the same or similar services, uncertainty with respect to market acceptance of the Company's services, rapid technological change, development risks, management of growth and a minimal previous record of operations or earnings. For additional description of the risks inherent in the business of the Company, see "--Risk Factors" below.

         Acquisition Program

         The Company maintains an acquisition program and intends to concentrate its acquisition efforts in businesses which are complementary to the Company's principal business activities. This emphasis, however, is not intended to limit in any manner the Company's ability to pursue acquisition opportunities in other healthcare related businesses or in other industries. The Company's acquisition program could result in a substantial change in the business, operations and financial condition of the Company. No assurance can be given that the Company will succeed in consummating any acquisitions or that the Company will be able to successfully manage or integrate any business that it acquires. The future growth of the Company will depend in part on its ability to consummate one or more such acquisitions and to operate such businesses successfully. Any such acquisitions will be subject to the provisions of the Company's Certificate of Incorporation providing that, to the fullest extent permitted by law, so long as the Company is controlled by, or under common control with, Medical Manager, directors or officers of the Company who are also directors or officers of Medical Manager shall:

         . be obligated to present to the Company a potential acquisition, which may be made by either the Company or Medical Manager, of a business engaged in the business of providing electronic commerce prescription, laboratory or managed care communication services that connect physicians with payers, pharmacies and laboratories; and

         . have no obligation to present to the Company a potential acquisition, which may be made by either the Company or Medical Manager, of a business which is not in the business of providing electronic commerce prescription, laboratory and managed care communication services that connect physicians with payers, pharmacies and laboratories.

For purposes of the provisions described in the preceding sentence, an entity shall be deemed to be "engaged" in any business from which it derived more than 10% of its net revenues for the fiscal year most recently completed prior to such measurement, and an entity shall not be deemed to be engaged in the business transacted using such communication services or the businesses of the persons and entities connected by such communication services.


                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate", "believe", "estimate", "expect", and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. These risks may include product demand and market acceptance risks, the feasibility of developing commercially profitable Internet healthcare services, the effect of economic conditions, user acceptance, the impact of competitive products, services and pricing, product development, commercialization and technological difficulties, the outcome of litigation and other risks described elsewhere herein including those set forth in "-- Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, or expected. The Company does not intend to update these forward-looking statements.


                                COMPANY SERVICES

         The Company intends to utilize the Internet to provide a broad array of browser initiated healthcare e-commerce solutions which facilitate the confidential, on-line exchange of healthcare information for all constituents in the healthcare industry. For a description of factors relevant to the healthcare e-commerce industry see "--Industry Background" below. The Company's healthcare e-commerce services will include the transaction, content and messaging services described below.

         Transaction Services. The Company's transaction services include prescription, laboratory and managed care communication services. The Company's prescription and laboratory communication services are focused primarily on assisting physicians to more efficiently support diagnoses and plan, prescribe and follow treatment, consistent with payer guidelines. The Company's managed care communication services are focused on automating the telephonic and paper processes physicians and payers conduct in order to verify coverage and reimbursement, process medical claims, and manage patient access to procedures and providers. The Company believes that significant market opportunities exist for these services given the size of such markets and the potential for improved efficiencies.

         Prescription Communication Services. The Company's prescription communication services, called RxInsite, are targeted to physicians and their patients, pharmacy benefit managers, pharmacies and payers. While communication of payer and pharmacy benefit manager rules to the pharmacy at the point of dispensing through existing electronic data interchange has yielded substantial administrative savings, payers and pharmacy benefit managers need an efficient means to communicate their rules to physicians at the point of care in order to further control drug expenditures and improve the quality of care. The Company believes that payers and pharmacy benefit managers may realize significant savings through greater prescribing of generic drugs, increased use of preferred formulary drugs, and greater compliance with best clinical practices and treatment guidelines. Since no single payer or pharmacy benefit manager typically represents a majority of a physician's patients, these organizations need a common network to communicate with physicians.

         The Company's RxInsite services will provide physicians the ability to write prescriptions in the context of patient medication histories and payer clinical rules. As a result, they can improve patient care, reduce potentially harmful drug interactions, lessen the number of telephone calls from payers and pharmacies, and improve patient satisfaction. Payers and pharmacy benefit managers who use the Company's services may gain the ability to communicate to the physician through the CareInsite system their patients' dispensed medication histories, drug utilization review results, formulary and treatment guidelines. As a result, payers may realize the savings and improvement in patient care that accompany compliance with their guidelines. Pharmacies may reduce administrative costs as prescriptions are clarified and corrected before they are submitted to the pharmacy for dispensing.

         Laboratory Communication Services. The Company's laboratory communications services are targeted to physicians and their patients, payers and clinical laboratories. These services will facilitate the electronic transmission of laboratory orders and results between the physician and the clinical laboratory. This will enable the physician to order diagnostic tests online from the clinical laboratory within the context of a specific patient's lab coverage. In a managed care environment, payers are seeking to ensure quality of patient care and to minimize overall healthcare costs by eliminating unnecessary or redundant tests and establishing testing protocols. Similarly, clinical laboratories, managing deep discount and capitation contracts, are seeking to provide care as efficiently and appropriately as possible. These services will provide payers the ability to communicate payer-specific information and treatment guidelines, which the Company believes will lead to significant reductions in test costs. Clinical laboratories also are expected to gain the ability to obtain significant savings through process automation of the orders and results process. Moreover, the Company believes that they will be able to more effectively manage payer rules, minimize costs under capitation contracts and reduce the incidence of overdue payments and bad debt.


         Managed Care Communication Services. The Company's managed care communication services are comprised of a comprehensive set of administrative and financial network services as described below, and are designed to gain authorization from payers for procedures, visits and referrals to network physicians and providers and to facilitate reimbursements.

         . Claims Services. Healthcare claims are the most commonly communicated transactions between physicians and payers today. The Company's claims services are designed to allow physicians to submit claims to payers for payment, inquire as to the status of claims previously submitted and receive electronic remittance advice which provides payment information as well as an explanation of the settlement of the related claim. The Company's claims services will reduce administrative paperwork, resulting in savings for payers, and expedite the reimbursement process, which are intended to result in lower average number of outstanding accounts receivable days for physicians.


         . Eligibility Services. Verification as to whether services rendered to a patient are eligible for reimbursement is the most basic of e-commerce applications, but one which is largely provided today via telephone and fax. Given the proliferation of managed care organizations and the increasing complexity of their rules and guidelines, the Company believes that there will be an increasing demand for timely and accurate electronic eligibility determination. Through these services, physicians will benefit by being able to verify the terms of reimbursement prior to providing services to the patient. Payers will benefit by being able to eliminate the cost of processing claims and paying for claims from ineligible patients.

         . Referral and Pre-Certification Authorization Services. Referral authorization transactions facilitate physician-to-physician referrals by providing the physician with the payer's referral rules at the point of care. Pre-certification authorization transactions involve the determination as to whether a patient can be pre-certified for hospitalization or in-hospital procedures. These services will reduce the incidence of referral or pre-certification errors, which thereby reduce unauthorized treatment.

         Content Services. The Company's content services will provide physicians and their patients with online access to both medical reference material and the private content unique to payers. The Company licenses publicly available content resources, including medical databases and other general reference material. The Company intends to contract with payers to provide through the CareInsite system their content, benefit plan information, provider directories, formularies, policies and procedures, treatment guidelines and other patient education and wellness information, in an indexed and easily searchable format. The Company believes its services will be differentiated from its competitors by its ability to integrate content into its messaging and transaction applications in order to provide physicians and their patients with the requisite context for informed decision making.

         Messaging Services. The Company's messaging services will provide physicians and their patients with online access to payer and supplier specific inquiries, alerts and advisories as well as e-mail and broadcast messaging applications. Messaging applications facilitate communication between physicians, payers, suppliers and patients. In particular, messaging applications are intended to simplify time consuming processes for the physician and patient. Prescription messaging applications include prescription renewal and interchange programs which automate telephonic processes between patients, physicians and pharmacies. Laboratory messaging programs will provide the ability to not only view results, but also order subsequent tests as suggested by payer rules and treatment guidelines. The Company believes its services will be differentiated from its competitors by the Company's ability to integrate messaging into its transaction applications.


                               INDUSTRY BACKGROUND

         Healthcare expenditures in the United States totaled approximately $1.0 trillion in 1996, representing a 6.7% compound annual increase since 1990. Increases in healthcare costs have been driven principally by technological advances in the healthcare industry and by the aging of the population, as older Americans utilize more healthcare resources on a per capita basis.
This increasing trend in aggregate healthcare costs is expected to continue.

         In the past 15 years, the U.S. healthcare industry has undergone significant changes. Among the most significant of these changes has been a shift away from fee-for-service indemnity plans into health maintenance organizations, or HMOs, and other managed healthcare benefit plans. These payers have used a variety of managed care techniques to control administrative costs including, but not limited to, lowering reimbursement rates, shifting costs from payers to patients, restricting coverage for services, limiting access to a select group of providers, negotiating discounts with healthcare providers, case management functions, and shifting the economic risk for the delivery of care to providers through alternative reimbursement models, such as capitation and risk pools. While these techniques have been initially helpful in controlling healthcare costs, the Company believes that these techniques have over time become less effective in reducing costs.

         The Company believes that future healthcare cost management is increasingly dependent upon compliance with benefit plan guidelines designed to promote the appropriate use of healthcare resources and adherence to best clinical practices to improve the quality of care and control patient care costs. The Company believes payers are unlikely to gain compliance with these guidelines and practices without an efficient channel of communications to their affiliated physicians. Today, electronic communication among the physician, payer and supplier is typically limited to administrative transactions. These communications typically occur at specified times of day, usually several hours after medical care has been given or treatment has been prescribed. The Company believes that compliance with benefit guidelines can be better achieved through Internet-based healthcare e-commerce systems that enable real time communication at the point of care of clinical information as well as basic administrative and financial information.

         The dramatic growth of the Internet as an important new medium to collect and distribute information, communicate, interact and engage in commerce has emerged as a way to overcome the historical technical barriers for connecting the participants in the fragmented healthcare industry. These technical barriers are diminishing as:

        . universal, low-cost Internet access is replacing private networks;

        . common navigation via browser technology is replacing proprietary desktop client software; and

        . the Internet's open architecture is providing a solution for integrating existing computer systems.


Factors influencing healthcare's core constituents

         The Company believes the healthcare industry's core constituents - physicians, payers, suppliers and patients - will benefit from timely access to patient-specific information and payer content, such as benefit plan rules and care guidelines. The Company believes that the CareInsite system will aid in reducing the complexity of administration, increase compliance with benefit plan guidelines, secure appropriate use of healthcare resources and improve the quality of patient care.

         Physicians. Physicians are confronted with a proliferation of health plans, each of which has complex clinical, administrative and financial rules and guidelines relating to matters such as eligibility for prescriptions, lab tests, referrals and follow-up visits, scope of coverage and co-payments. These complex rules and guidelines require administrative personnel to spend significant time navigating the cumbersome administrative procedures of a large number of health plans often after the medical care has been given or prescriptions or referrals have been written. This complexity has created demand for real-time information exchange across all patients and all payers to streamline cumbersome and time-consuming clinical and administrative processes.

         Payers. Payers, such as health maintenance organizations and pharmacy benefit managers, are finding less incremental value in the historical levers of managed care. In order to stem the unabated growth in healthcare costs, managed care plans must do more than automate the administrative and financial processes that govern the provision of services and the payment of claims. While administrative costs account for approximately 15% of annual healthcare expenditures, it is the cost of care itself, approximately 85% of annual healthcare expenditures, which primarily drives the growth in healthcare expenditures. The Company believes that facilitating compliance with benefit plan guidelines that also promotes more efficient use of healthcare resources and adherence to best practices will result in cost reductions and improvements in the quality of care. Payers are seeking an efficient channel to communicate their benefit plan rules and care guidelines to physicians at the point of care in order to realize savings.

         Suppliers. Pharmacies, clinical laboratories and other suppliers are being forced to become increasingly efficient in managing their business as managed care organizations have negotiated significant reductions in price and demanded measurable improvements in quality. Pharmacies continue to incur substantial inefficiencies in the process of managing orders with physicians and patients. The Company believes that as many as ten percent of the nation's approximately 2.8 billion annual prescriptions require telephone intervention between the pharmacist and patient or physician. The Company also believes that fewer than 20% of laboratory orders and/or results in the ambulatory care environment are submitted or transmitted through electronic systems. Physicians have been slow to adopt these systems because they are proprietary in nature and are usually limited to results reporting. Consequently, clinical laboratories incur unnecessary administrative costs associated with processing and reporting orders and also incur significant losses related to tests for which reimbursement is not authorized.

          Patients. As the payer exerts increasing influence over plan design, service coverage, and provider access, patients are demanding ever more objective measures of quality and cost. This is evidenced by the unprecedented demand for healthcare information on the Internet, confirming both the absence of information from traditional sources, and desire for additional sources of objective, credible and trustworthy information.

                             STRATEGIC RELATIONSHIPS


         THINC. The Company currently provides services to The Health Information Network Connection LLC, referred to as THINC, an entity founded in 1996 by several major managed care organizations in the New York metropolitan area to facilitate the confidential exchange of healthcare information. Pursuant to a services agreement with THINC, the Company, among other things, manages THINC's operations and will make a comprehensive suite of healthcare e-commerce services available to the New York metropolitan area's more than 40,000 physicians. The Company believes that its relationship with THINC in New York will serve as a springboard for launching its services on a national basis. As part of this relationship, the Company also acquired an ownership interest of approximately 20% in THINC in exchange for $1,500,000 in cash and a warrant to purchase an aggregate of 4,059,118 shares of common stock of the Company. Charges for the Company's management services during fiscal year 1999 to THINC were approximately $993,000.

         Cerner. In January 1999, the Company entered into a strategic relationship with Cerner Corporation ("Cerner"), a publicly traded corporation that is a leading supplier of clinical and management information systems to more than 1,000 healthcare organizations worldwide. Through this relationship, the Company has a perpetual, royalty-free license to certain of Cerner's technology, which was obtained by the Company in exchange for 12,437,500 shares of the Company's common stock. Cerner's technology consists of the clinical and administrative information technology contained in Cerner's Health Network Architecture ("HNA"), including their HNA Millennium Architecture, for use in the CareInsite system. Cerner has agreed that the Company will be its exclusive vehicle for providing a full suite of healthcare e-commerce services that connect physicians' offices with managed care organizations, PBMs, clinical laboratories, pharmacies and other providers. Cerner has also agreed to market the Company's services to its customers. As of June 30, 1999, Cerner owned 18.7% of the Company's outstanding common stock.

         Medical Manager Health Systems. The Company has an agreement with Medical Manager Health Systems, under which the Company will be the exclusive provider of certain network, web hosting and transaction services to Medical Manager Health Systems. Medical Manager Health Systems is a leading provider of comprehensive physician practice management information systems that address the financial, administrative and clinical practice needs of physicians. Medical Manager Health Systems' practice management information systems support a physician base estimated at more than 130,000 in more than 25,000 medical practices nationwide. Medical Manager Health Systems has a distribution network of independent and company-owned offices with almost 2,000 sales and technical support personnel who provide service, training and support to physician offices in major markets in the United States. The Company intends to provide its healthcare e-commerce services to Medical Manager Health Systems' physician base by integrating those services into Medical Manager Health Systems' physician practice management information systems. The Company intends to use Medical Manager Health Systems' sales and support network as a platform from which to distribute, install and support the Company's transaction, messaging and content services to Medical Manager Health Systems' physicians.

         Horizon. In June 1999, the Company entered into a five and one-half year agreement with Horizon Blue Cross Blue Shield of New Jersey ("Horizon") to provide online prescription, laboratory and managed care communication services. In connection with this transaction, among other things, the Company issued to Horizon a warrant to purchase an aggregate of 811,824 shares of common stock of the Company.

         AOL. In September 1999, the Company entered into a strategic alliance with America Online, Inc. ("AOL") for the Company to be AOL's exclusive provider of a comprehensive suite of services that connect AOL's 18 million members, as well as CompuServe members and visitors to AOL's Web-based brands Netscape, AOL.COM and Digital City (collectively, "AOL Members"), to physicians, health plans, pharmacy benefit managers, covered pharmacies and labs. Under the agreement, the Company and AOL have agreed to create co-branded sites which will enable AOL Members to manage their healthcare through online communication with their physicians, health plans, pharmacy benefit managers, covered pharmacies and labs. Through this arrangement, AOL Members will have access to the Company's secure, real-time services being developed that allow them, among other things, to select and enroll in health plans, choose their providers, schedule appointments, renew and refill plan approved prescriptions, view lab results, review claims status, receive explanation of benefits, review patient education materials provided by their health plans, understand plan policies and procedures and receive plan treatment authorization. The Company and AOL have also agreed to collaborate in sales and marketing to the healthcare industry, and they intend to leverage their alliance into cross-promotional and shared advertising revenue initiatives. Under the financial terms of the arrangement, the Company has agreed to make $30,000,000 of guaranteed payments to AOL.

         Under a separate agreement entered into in September 1999, AOL purchased 100 shares of the Company's newly issued convertible redeemable preferred stock ("Preferred Stock") at a price of $100,000 per share, or $10,000,000 of Preferred Stock in the aggregate, with an option to purchase up to an additional 100 shares of Preferred Stock in September 2000 at the same price. See "-Management's Discussion and Analysis of Financial Condition and Results of Operations-Effects of Recent Transactions."

         The Company intends to continue to pursue other strategic relationships, including customer/vendor agreements, joint ventures and acquisitions. The Company believes that making strategic acquisitions and developing strategic industry relationships will enhance its ability to penetrate additional markets through new distribution channels and develop and provide additional services.


                                    STRATEGY

Provide transaction, messaging and content services responsive to the needs of physicians and their patients

         The Company intends to provide physicians with transaction, messaging and content services. These services are intended to complement the clinical work flows and existing computer systems of the physician office environment. The Company's prescription, laboratory and managed care communication services respond to the physician's need to provide patient care consistent with payer guidelines. Specialized messaging services provide the office staff with alert and advisory applications, which facilitate patient treatment compliance, prescription renewals and laboratory ordering and results and automate time consuming paper and telephonic processes. Content services, in the form of indexed and searchable directories and databases, provide physicians with convenient access to payer-specific information and general medical reference material. Together, these services provide the context for informed decision making.

         The Company also intends to provide patients with transaction, messaging and content services which are complementary to those services provided to physicians. These services respond to the needs of patients to participate in the management of their healthcare by enabling them to communicate online with their physicians, health plans, pharmacy benefit managers, pharmacies and labs and with pharmaceutical companies. These services, among other things, will provide patients with convenient access to provider and sponsor directories, drug information and lab results, explanations of benefits, patient education materials, plan policies and procedures, and plan enrollment information.

         The Company's services are designed to work for all payers and suppliers, since physician adoption requires services which work for virtually all patients. The Company's strategy, by definition, is to remain "content-neutral." In other words, the Company does not intend to create its own content for physicians - this is the role of its payers and suppliers. Rather, the Company contracts with payers and suppliers to transmit their content in the form of clinical, administrative and financial guidelines over its network and display these rules, in the form of alerts, advisories and annotations, to the physician at the point of care.


Contract with key payers and suppliers to make patient-specific rules available to physicians

         The Company's marketing strategy is to contract with the managed care organizations, pharmacy benefit managers, pharmacies and clinical laboratories who benefit from the automation of specific clinical, administrative or financial processes. Payers define the rules that govern the course of care available to patients, and contract with physicians and suppliers to meet specific cost and quality standards. Suppliers respond to physician orders, dispensing prescriptions and conducting laboratory tests. By integrating patient-specific information with benefit plan and supplier specific rules through the CareInsite system at the point of care, the Company believes these institutions will realize administrative and medical resource savings, improved patient care and more appropriate resource utilization.

         The Company has contracted with each of Empire Blue Cross and Blue Shield, Group Health Incorporated and HIP Health Plans, the payer participants in THINC, to provide the Company's prescription and laboratory communication services. The Company has also entered into contracts with each of National Prescription Administrators (NPA) and Caremark, Inc., pharmacy benefit managers, to provide the Company's prescription communication services. In addition, the Company has contracted with Prudential HealthCare, a payer, to provide managed care communication services and with Horizon Blue Cross Blue Shield of New Jersey, a payer, to provide prescription, laboratory and managed care communication services.


Maximize distribution to physicians with high transaction volumes

         The Company's distribution strategy is to target the high-volume physicians who account for the majority of transactions. The Company works closely with payers and suppliers to identify these physicians. In addition, the Company works closely with providers of desktop software to physicians. The Company's strategy is to complement, rather than compete with, vendors who market and provide software and network services to physicians. The Company intends to contract with these vendors, such as Medical Manager Health Systems, Cerner and THINC, to gain distribution of its services. The Company intends also to provide physicians with direct access to its networks, as well as indirect access via links from other web portals. The Company's primary sales vehicle is its direct sales force, which targets groups of physicians.

         As part of the THINC agreement, the Company is responsible for maximizing adoption of its services by the New York metropolitan area's 40,000 physicians. Each of THINC's founding payers is responsible for providing the Company with a list of target physicians, and taking appropriate steps to ensure that physicians understand and use the services. To maximize distribution, the Company has entered into a marketing agreement with Greater New York Hospital Association to market these services to its hospital members. The Company has entered into a distribution agreement with Cerner for integrating the Company's services into Cerner's physician desktop software.


Sales and Marketing

         The Company's sales and marketing efforts are focused on four target audiences:

         . payers, including pharmacy benefits managers;

         . suppliers, including clinical laboratories and pharmacies;

         . physicians, including physician practice management groups; and

         . business development partners, including physician software and network service vendors.


         The Company's key objectives are to maximize the number of physicians utilizing the service, maximize the number of patient lives covered by participating payers and pharmacy benefit managers, and maximize the number of participating suppliers. The Company will market its services through multiple channels, including building on the Company's model in the greater New York area, working closely with payer and supplier customers to maximize physician enrollment, working with physician office management information system vendors and hospital information system vendors and electronic data interchange networks, as well as through strategic relationships.

         Once contracts are in place, the Company's customer service strategies are essential to its ability to maximize physician use of its services and minimize payer and supplier attrition. The Company expects to provide toll free telephone support to physician and physician office staff members seven days a week, 24 hours per day. The Company intends to provide online resources and help functions which should facilitate solutions to most frequently asked questions. In addition to the Company's customer service center, the Company intends to provide account management services to its payer, supplier and distribution partners. These personnel provide implementation support to customers, and provide an ongoing channel of communication between the Company and its customers to ensure that the Company's services consistently meet customer needs.

         Physicians. The Company will market its services to physicians in several ways. Employing the target data from payer and supplier customers, the Company intends to employ a direct sales force to contract with large groups of physicians. In addition, the Company intends to adopt a strategy of complementing, rather than competing with, traditional providers of desktop software and network services to physicians, by pursuing marketing relationships with those vendors.

         Payers. The Company will contract with payers to maximize the number of patient lives accessible by participating physicians. The Company also intends to work closely with payers to maximize physician enrollment. Together, the Company will seek to identify groups of high volume physicians that represent the majority of potential transactions. In addition, the Company will work closely with payers to maximize physician adoption of its services.

         Suppliers. The Company will contract with clinical laboratories and pharmacies which represent the bulk of transaction volume on a local and national basis. The Company also intends to work closely with payer customers to identify and contract with the preferred clinical laboratories and pharmacies that comprise their managed care networks. In turn, the Company will work with these suppliers to maximize physician enrollment by identifying those physicians which represent the majority of their prescription and laboratory transactions.


                                   TECHNOLOGY

         The Company's technology strategy is focused upon building and deploying the CareInsite system, which permits the integration of patient-specific information with payer-specific and other supplier-specific guidelines. The CareInsite system is intended to:

         . host or connect to multiple payer-specific or supplier-specific guidelines, such as procedure level eligibility, benefit plan coverage, formularies and order sets;

         . host or connect to patient-specific profiles, such as lab results or medication histories;

         . analyze an incoming request or order versus payer-specific or supplier-specific guidelines;

         . transmit payer-specific or supplier-specific annotations, alerts and advisories when the orders or requests are at variance with guidelines; and

         . transmit payer-specific or supplier-specific content and messages to authorized healthcare participants.

The Company believes its perpetual, royalty-free license to the Cerner technology will allow the Company to accelerate the building and deployment of the CareInsite system. This technology is central to the CareInsite system's ability to register and identify patients, house patient-specific information, analyze requests, and communicate payer rules in the form of alerts, advisories and annotation messages.

         The CareInsite system is comprised of a network of computers, related equipment and application software that uses the Internet to link the key participants in the healthcare industry. The Company expects that the CareInsite system will facilitate a broad range of healthcare transactions, such as enabling a physician to order prescriptions and lab tests and to verify a particular patient's eligibility for treatment under his or her health plan, and will facilitate medical claims processing, compiling medical data and informing physicians of particular patient histories.

         The CareInsite system is a comprehensive online transaction processing environment focused on the key physician oriented aspects of healthcare e-commerce. The CareInsite system is being designed to request, receive, rationalize, and present patients' clinical records, drug and medical reference content, treatment guidelines, and financial status and payer rules related to treatment preferences to the physician at the point of care. Underlying these processes are the capabilities to acquire, validate, and maintain patient-specific and plan-specific directories, house, and execute payer-specific and provider-specific rules, as well as to analyze and report results.

         The magnitude and complexity of the healthcare data model and rules engines required to establish precise, relevant communication among healthcare payers, providers, and eventually consumers at various points of care exceeds the development capability of start-up Internet-focused enterprises. The Company obtained a perpetual, royalty-free license to certain Cerner technology, which provides the foundation for the Company's transaction processing environment and which the Company believes will enable it to accelerate the roll-out of its services. The Company will also continue to leverage commercially available software, make acquisitions, create joint ventures with strategic partners and pursue internal software development.

         The Company's technological innovation is the integration of the licensed Cerner technology with the capability to deliver patients' health benefit rules at the point of care. The Company leverages Cerner's proven person-focused data model, its Master Patient Index supported by industry-leading patient matching procedures and a portfolio of Web-enabled clinical applications. These applications are currently accessed by more than 15,000 physicians who use them to support clinical workflow in the hospital and integrated delivery network environment. The Company builds upon the Cerner Health Network Architecture to create the CareInsite system, which provides the ability to communicate the Company's customers' benefit plan rules, such as prior authorization, treatment guidelines, formularies and plan specific order sets within physician's workflow at the point of care.

         The CareInsite system incorporates industry leading capabilities with respect to the following attributes:

         Compatibility. The Company's technology solution is being designed to work with virtually any physician's desktop system. The CareInsite system is designed to work from within either Microsoft's or Netscape's browsers. The Company works with vendors to integrate its transactions into physicians' workflow. The Company believes that many of its competitors will have difficulty interfacing with existing systems of multiple payers. The industry-wide challenge of building interfaces to integrate with providers' and payers' existing systems is significantly simplified because of Cerner's Interface Services, which include an application that supports the interfacing of computer applications and its library of foreign system interfaces that have been built, tested and are maintained to interact with over 1,000 healthcare provider and payer-based systems. The Company's system employs the licensed Cerner technology to provide access to information from servers it does not control or own by implementing open interface protocols and providing tools that simplify interface creation and data integration. Moreover, the Company's platform exploits Cerner's common data/process model, which uses new standards to seamlessly integrate functions into the workflow of client applications.

         Security. A security database defines the relationship among all elements in the system and maintains the required information to support all functions, including login, availability of data, user-privileges, user activity and inactivity monitoring, access control, transaction routing, billing, and error messages. The security database is being designed to address unauthorized disclosure of information, unauthorized modification of information, loss of data integrity, and denial of service. The CareInsite system employs a variety of techniques in order to provide a comprehensive and secure system, including 128-bit data encryption technology, firewall technology among all subnetworks throughout the system, and systems to immediately identify break-in attempts and automate lock-out if breaches are suspected. In addition, the Company's system builds upon the proven patient data security services of the Cerner systems.

         Scalability. Scalability, the ability of a networked computer system to support an increasing number of system users without adversely affecting system performance, is inherent in the design and selection of software components for the CareInsite system. The Company's applications are designed to be used by thousands of physicians in a particular region of the country simultaneously. The Company's applications and data center are designed to be rapidly scaled to support all of the Company's users with rapid response times. The key software components of the CareInsite system have been tested and benchmarked to verify this scalability.

         Rapid Application Development. The Company's development of a single architecture, common data model, use of industry standards wherever available, and object-oriented approach to development is designed to maximize the speed with which thoroughly tested, complex healthcare applications can be brought to market. The Company uses a method of software development called "time-boxed incremental delivery life cycle model" for its software development, with certification and quality assurance processes for each delivery into the Company's service. Under this method, the Company provides new releases of its software at regular intervals.

         High Availability. The Company intends to maintain a highly reliable systems architecture operating in the Company's data center. The reliability is achieved by duplication of key components, including networking devices, networking and telecommunications connections and storage devices. In addition, high availability of these operations will also be assured through the use of:

         . uninterrupted power supply equipment;

         . building-independent cooling and environmental systems;

         . automatic fail-over of critical network services; and

         . 24 hour a day monitoring of network connectivity, traffic, hardware and software status.

         The Company's data center will be in operation seven days a week, 24 hours a day.

         Disaster Recovery. While the Company believes its facilities and operations will include redundancy, back-up and security to ensure minimal exposure to systems failure or unauthorized access, a comprehensive and prudent disaster recovery plan will also be put in place. Incremental backups of both software and databases will be performed on a daily basis and a full system backup will be performed monthly. Backup tapes will be stored at an offsite location along with copies of schedules/production control procedures, procedures for recovery using an off-site data center, all off-site documentation, run books, call lists, critical forms and supplies. The Company also intends to maintain power backup throughout the enterprise should a power outage occur within the data center.


                                   COMPETITION

         The market for healthcare e-commerce is in its infancy and is undergoing rapid technological change. Competition will potentially come from several areas, including traditional healthcare software vendors, electronic data interchange network providers, emerging e-commerce companies or others. Traditional healthcare software vendors typically provide some form of physician office practice management system. These include companies like Medic and IDX. These organizations primarily focus on the administrative functions in the healthcare setting. Electronic data interchange network providers and claims clearinghouses like Envoy, which was acquired by Quintiles Transnational, and National Data Corporation (NDC) provide connectivity to edit and transmit data on medical and pharmacy claims. These competitors offer services which may be competitive with the Company's healthcare e-commerce services. Companies like Healtheon, which recently entered into definitive agreements to merge with WebMD and to acquire Med-E-America, and other emerging e-commerce companies offer a range of services which are competitive to the Company's services. Any organizations that create stand-alone healthcare software products may migrate into the healthcare e-commerce business. Due to a high degree of system and application interconnectivity, the Company believes that it will share common customers with many of these organizations. The Company also believes that, in most instances, the Company's services are incremental and complementary applications to the existing services offered by these companies. Some of the Company's competitors have services that are currently in operation. Some of the Company's competitors also have greater financial, technological and marketing resources than the Company. Further, some of the Company's competitors have entered into strategic relationships that make them more competitive, including Quintiles' acquisition of Envoy and Healtheon's plan to merge with WebMD.

         The Company believes its services have several advantages over the services offered by its competitors, several of which have services that are currently in operation. The Company believes that:

         . the Company's integration of payer-specific benefit rules and healthcare guidelines with patient-specific information at the point of care provides a unique ability to control the costs and improve the quality of healthcare;

         . the Company's management's experience in clinical process automation, healthcare transaction processing and benefit management enables the Company to design and implement a healthcare e-commerce network that is responsive to the needs of physicians, payers, suppliers and patients; and

         . the CareInsite system is being built with existing, well-proven software and system interfaces, including the licensed Cerner technology, that can be integrated with other healthcare information systems in an efficient and scalable manner.

                              GOVERNMENT REGULATION

         Participants in the healthcare industry are subject to extensive and frequently changing regulation at the federal, state and local levels. The Internet and its associated technologies are also subject to government regulation. Many existing laws and regulations, when enacted, did not anticipate the methods of healthcare e-commerce the Company is developing. The Company believes, however, that these laws and regulations may nonetheless be applied to the Company's healthcare e-commerce business.

         Current laws and regulations which may affect the healthcare e-commerce industry relate to the following:

         . confidential patient medical record information;

         . the electronic transmission of information from physicians' offices to pharmacies, laboratories and other healthcare industry participants;

         . the use of software applications in the diagnosis, cure, treatment, mitigation or prevention of disease;

         . health maintenance organizations, insurers, healthcare service providers and/or employee health benefit plans; and

         . the relationships between or among healthcare providers.

         The Company expects to conduct its healthcare e-commerce business in substantial compliance with all material federal, state and local laws and regulations governing the Company's operations. However, the impact of regulatory developments in the healthcare industry is complex and difficult to predict. The Company makes no assurances it will not be materially adversely affected by existing or new regulatory requirements or interpretations. These requirements or interpretations could also limit the effectiveness of the use of the Internet for the methods of healthcare e-commerce we are developing or even prohibit the sale of a subject product or service.

         Healthcare service providers, payers, and plans are also subject to a wide variety of laws and regulations that could affect the nature and scope of their relationships with the Company. Laws regulating health insurance, health maintenance organizations and similar organizations, as well as employee benefit plans, cover a broad array of subjects, including licensing requirements, confidentiality, financial relationships with vendors, mandated benefits, grievance and appeal procedures, and others. Laws governing healthcare providers, payers and plans are often not uniform between states, and could require the Company to undertake the expense and difficulty of tailoring the Company's business procedures, information systems, or financial relationships in order for its customers to be in compliance with applicable laws and regulations. Compliance with such laws could also interfere with the scope of the Company's services, or make them less cost-effective for the Company's customers.

         The Company and its customers and suppliers are subject to numerous federal and state laws and regulations that govern the financial relationships between entities in the healthcare industry. A federal law commonly known as the Federal Health Care Programs antikickback law, and several similar laws, prohibit payments that are intended to induce physicians or others either to refer patients or to purchase, order or arrange for or recommend the purchase of healthcare products or services, including laboratory services and pharmaceuticals. Another federal law, commonly known as the "Stark" law, prohibits physicians from referring Medicare and Medicaid patients for designated health services to entities with which they have a financial relationship, unless that relationship qualifies for an exception to the referral ban. It is also possible that additional or amended federal and state laws, regulations or guidelines could be adopted in the future. There can be no assurance that the Company's present or future arrangements will not be challenged, required to be changed, or subject to sanctions under these laws. Any such challenge or change, including any related sanctions which might be assessed, could have a material adverse effect on the Company's operations, revenue and earnings.

         Because of the Internet's popularity and increasing use, new laws and regulations with respect to the Internet are becoming more prevalent. Such laws and regulations have covered, or may cover in the future, issues such as:

         . security, privacy and encryption;

         . pricing;

         . content;

         . copyrights and other intellectual property;

         . contracting and selling over the Internet;

         . distribution; and

         . characteristics and quality of services.

         Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Demand for the Company's applications and services may be affected by additional regulation of the Internet. For example, until recently current Health Care Financing Administration guidelines prohibited transmission of Medicare eligibility information over the Internet. Any new legislation or regulation regarding the Internet, or the application of existing laws and regulations to the Internet, could adversely affect the Company's business. Additionally, while the Company does not currently operate outside of the United States, the international regulatory environment relating to the Internet market could have an adverse effect on its business, especially if the Company should expand internationally.

         The growth of the Internet, coupled with publicity regarding Internet fraud, may also lead to the enactment of more stringent consumer protection laws. These laws may impose additional burdens on the Company's business. The enactment of any additional laws or regulations in this area may impede the growth of the Internet, which could decrease the Company's potential revenues or otherwise cause its business to suffer.

         The Company is subject to extensive federal and state laws and regulations relating to the transmission, disclosure and use of confidential medical information, including, among others, the Health Insurance Portability and Accountability Act of 1996 and related rules proposed by the Health Care Financing Administration, state privacy and confidentiality laws, Medicare and Medicaid laws, state pharmacy laws, and Health Care Financing Administration standards for the Internet transmission of data. New laws and regulations governing confidential medical information may be adopted at both the state and federal level, including proposed regulations pursuant to the Health Insurance Portability and Accountability Act of 1996. The Secretary of Health and Human Services is promulgating rules governing the use and disclosure of individually identifiable healthcare information, in the event that Congress does not enact legislation on the subject. It may be expensive to implement security or other measures designed to comply with any new legislation. Moreover, laws and regulations governing confidential medical information may restrict the Company's ability to conduct its business under certain circumstances or for certain purposes, or in a particular format, such as electronically.

         Other legislation currently being considered at the federal level could affect the Company's business. For example, the Health Insurance Portability and Accountability Act of 1996 also mandates the use of standard transactions, standard identifiers, security and other provisions by the year 2000, for healthcare information that is electronically transmitted, processed, or stored. The Company is designing its services to comply with these proposed regulations; however, these regulations are subject to significant modification prior to becoming final, which could cause the Company to use additional resources and lead to delays in order to revise its services. In addition, the Company's ability to electronically transmit information in carrying out business activities depends on other healthcare providers and payers complying with these regulations.

                                    EMPLOYEES

         As of June 30, 1999, the Company had 160 full-time employees. Pursuant to the terms of a services agreement between the Company and Medical Manager, certain employees of Medical Manager may also provide services from time to time to the Company.

         The Company's ability to achieve its financial and operational objectives depends on the Company's ability to continue to attract, integrate, retain and motivate highly qualified technical and customer support personnel. A competitive environment exists for attracting such personnel.

                       ENGINEERING, RESEARCH & DEVELOPMENT

         The Company is in its development stage and has incurred, and will continue to incur, costs associated with the development of its healthcare e-commerce business. During the last three fiscal years ended June 30, 1999, 1998 and 1997, the Company expensed $11,253,000, $4,159,000 and $7,505,000, respectively, of research and development costs. Additionally, during the fiscal years ended June 30, 1999, 1998 and 1997, the Company capitalized internally generated costs of $4,353,000, $4,368,000 and $348,000, respectively. Including amounts capitalized, total research and development costs spent by the Company for the years ending June 30, 1999, 1998 and 1997 were $15,606,000, $8,527,000 and $7,853,000, respectively.



                                  RISK FACTORS

         The Company's business involves significant risks and uncertainties, including those described below.

         THE COMPANY IS ENGAGED IN A BUSINESS THAT PROVIDES HEALTHCARE ELECTRONIC COMMERCE SERVICES AND THAT ONLY RECENTLY BEGAN TO GENERATE REVENUES AND HAS INCURRED NET LOSSES SINCE INCEPTION. The Company is a development stage company. The Company began operations in December 1996 and has not yet delivered several of its healthcare e-commerce services. The Company did not generate its first revenues until the quarter ended March 31, 1999. As of June 30, 1999, the Company had an accumulated deficit of $75,490,000. CareInsite expects that it will continue to incur significant development, deployment and sales and marketing expenses in connection with its business and it will continue to incur operating losses for at least the next two fiscal years. The Company may never achieve or sustain profitability. The provision of services using Internet technology in the healthcare e-commerce industry is a developing business that is inherently riskier than businesses in industries where companies have established operating histories.

         THE COMPANY WILL NOT BECOME PROFITABLE UNLESS IT ACHIEVES SUFFICIENT LEVELS OF PHYSICIAN PENETRATION AND MARKET ACCEPTANCE OF ITS SERVICES. The Company's business model depends on its ability to generate usage by a large number of physicians with a high volume of healthcare transactions and to sell healthcare e-commerce services to payers and other healthcare constituents. The acceptance by physicians of the Company's transaction, messaging and content services will require adoption of new methods of conducting business and exchanging information. There can be no assurance that physicians will integrate the Company's services into their office workflow, or that the healthcare market will accept its services as a replacement for traditional methods of conducting healthcare transactions. The healthcare industry uses existing computer systems that may be unable to access the Company's Internet-based solutions. Customers using existing systems may refuse to adopt new systems when they have made extensive investment in hardware, software and training for existing systems or if they perceive that the CareInsite system will not adequately protect proprietary information. Failure to achieve broad physician penetration or successfully contract with healthcare participants, would have a material adverse effect on the Company's business prospects.

         Achieving market acceptance for the Company's services will require substantial marketing efforts and expenditure of significant funds to create awareness and demand by participants in the healthcare industry. The Company believes that it must gain significant market share with its services before its competitors introduce alternative services with features similar to the Company's services. There can be no assurance that the Company will be able to succeed in positioning its services as a preferred method for healthcare e-commerce, or that any pricing strategy that the Company develops will be economically viable or acceptable to the market. Failure to successfully market its services would have a material adverse affect on the Company's business prospects.

         THE COMPANY'S BUSINESS PROSPECTS WILL SUFFER IF THE COMPANY IS NOT ABLE TO QUICKLY AND SUCCESSFULLY DEPLOY THE CAREINSITE SYSTEM. The Company believes that its business prospects will suffer if the Company does not deploy its services quickly. The Company has not yet deployed many of its services over its CareInsite system. The Company currently intends to deploy access to such services by the end of 1999, although there can be no assurance that the Company will be able to do so at that time, or at all. In order to deploy its services, the Company must integrate its architecture with physicians', payers' and suppliers' systems. The Company will need to expend substantial resources to integrate the CareInsite system with the existing computer systems of large healthcare organizations. CareInsite has limited experience in doing so, and may experience delays in the integration process. These delays would, in turn, delay the Company's ability to generate revenue from its services and may have a material adverse effect on the Company's business, financial condition and results of operations. Once the Company has deployed its CareInsite system, it may need to expand and adapt it to accommodate additional users, increased transaction volumes and changing customer requirements. This expansion and adaptation could be expensive. The Company may be unable to expand or adapt its network infrastructure to meet additional demand or its customers' changing needs on a timely basis and at a commercially reasonable cost, or at all. Any failure to deploy, expand or adapt the CareInsite system quickly could have a material adverse effect on the Company's business prospects.

         THE COMPANY DOES NOT CURRENTLY HAVE A SUBSTANTIAL CUSTOMER BASE AND ITS REVENUES WILL INITIALLY COME FROM A FEW PAYERS IN ONE GEOGRAPHIC MARKET. The Company does not currently have a substantial customer base. In addition, the Company expects that initially it will generate a significant portion of its revenue from providing its products and services in the New York metropolitan area and from a small number of payers. If the Company does not generate as much revenue in this market or from these payers as it expects, its revenue will be significantly reduced which would have a material adverse effect on the Company's business prospects.

         Under its agreement with THINC, the Company provides management services. During the fiscal year ended June 30, 1999, THINC accounted for $993,000 or 72.8% of the Company's net revenues.

         THE COMPANY MAY EXPERIENCE SIGNIFICANT DELAYS IN GENERATING REVENUES FROM ITS SERVICES BECAUSE POTENTIAL CUSTOMERS COULD TAKE A LONG TIME TO EVALUATE THE PURCHASE OF ITS SERVICES. A key element of the Company's strategy is to market its services directly to large healthcare organizations. The Company does not control many of the factors that will influence physicians', payers' and suppliers' buying decisions. The Company expects that the sales and implementation process will be lengthy and will involve a significant technical evaluation and commitment of capital and other resources by physicians, payers and suppliers. The sale and implementation of the Company's services are subject to delays due to physicians', payers' and suppliers' internal budgets and procedures for approving large capital expenditures and deploying new technologies within their networks.

         THE COMPANY'S BUSINESS WILL SUFFER IF THE INTEGRITY AND SECURITY OF ITS SYSTEMS ARE INADEQUATE. Once the Company begins to deliver its healthcare e-commerce services, its business could be harmed if the Company or its present or future customers were to experience any system delays, failures or loss of data. Although the Company intends to have safeguards for emergencies, the occurrence of a catastrophic event or other system failure at its facilities could interrupt its operations or result in the loss of stored data. In addition, the Company will depend on the efficient operation of Internet connections from customers to its systems. These connections, in turn, depend on the efficient operation of Web browsers, Internet service providers and Internet backbone service providers. In the past, Internet users have occasionally experienced difficulties with Internet and online services due to system failures. Any disruption in Internet access provided by third parties could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, the Company will be dependent on hardware suppliers for prompt delivery, installation and service of equipment used to deliver its services.

         DESPITE THE IMPLEMENTATION OF SECURITY MEASURES, THE COMPANY'S INFRASTRUCTURE MAY BE VULNERABLE TO DAMAGE FROM PHYSICAL BREAK-INS, COMPUTER VIRUSES, PROGRAMMING ERRORS, ATTACKS BY HACKERS OR SIMILAR DISRUPTIVE PROBLEMS. A material security breach could damage the Company's reputation or result in liability to the Company. CareInsite will retain confidential customer and patient information in its processing center. An experienced computer user who is able to access the Company's computer systems could gain access to confidential patient and company information. Furthermore, the Company may not have a timely remedy to secure its system against any hacker who has been able to penetrate its system. Therefore, it is critical that the Company's facilities and infrastructure remain and are perceived by the marketplace to be secure. The occurrence of any of these events could result in the interruption, delay or cessation of service, which could have a material adverse effect on the Company's business, results of operations and financial condition.

         A significant barrier to e-commerce and communications are the issues presented by the secure transmission of confidential information over public networks. The Company will rely on encryption and authentication technology licensed from third parties to secure Internet transmission of and access to confidential information. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the methods used to protect customer transaction data. A party who is able to circumvent security measures could misappropriate or alter proprietary information or cause interruptions in operations. If any such compromise of the Company's security or misappropriation of proprietary information were to occur, it could have a material adverse effect on the Company's business, financial condition and results of operations. The Company may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by security breaches. The Company may also be required to spend significant resources and encounter significant delays in upgrading its systems to incorporate more advanced encryption and authentication technology as it becomes available. Concerns over the security of the Internet and other online transactions and the privacy of users may also inhibit the growth of the Internet and other online services generally, and the Company's services in particular, especially as a means of conducting commercial and/or healthcare-related transactions. There can be no assurance that the Company's security measures will prevent security breaches or that failure to prevent such security breaches will not have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

          CAREINSITE'S OPERATIONS WILL ALSO BE DEPENDENT ON THE DEVELOPMENT AND MAINTENANCE OF SOFTWARE. Although CareInsite intends to use all necessary means to ensure the efficient and effective development and maintenance of software, both activities are extremely complex and thus frequently characterized by unexpected problems and delays.

          EXPANSION THROUGH ACQUISITIONS BY THE COMPANY MAY BE DIFFICULT TO IMPLEMENT AND MAY EXPOSE THE COMPANY TO ADDITIONAL RISK. The Company maintains an acquisition program and intends to concentrate its acquisition efforts on businesses which are complementary to its core businesses. Such emphasis is not, however, intended to limit in any manner the Company's ability to pursue acquisition opportunities in other related businesses or in other industries. The Company anticipates that it may enter into further acquisitions, joint ventures, strategic alliances or other business combinations. These transactions may materially change the nature and scope of the Company's business.

         Although the Company's management will endeavor to evaluate the risks inherent in any particular transaction, there can be no assurance that it will properly ascertain all such risks. In addition, no assurances can be given that the Company will succeed in consummating any such transactions, that such transactions, will ultimately provide the Company with the ability to offer the services described or that the Company will be able to successfully manage or integrate any resulting business.

         The success of the Company's acquisition program will depend on, among other things:

         . the availability of suitable candidates,

         . the availability of funds to finance transactions, and

         . the availability of management resources to oversee the operation of resulting businesses.

         Financing for such transactions may come from several sources, including, without limitation:

         . cash and cash equivalents on hand,

         . marketable securities,

         . proceeds from new indebtedness, or

         . proceeds from the issuance of additional common stock, preferred stock, convertible debt or other securities.

         The issuance of additional securities, including common stock, could result in:

         . substantial dilution of the percentage ownership of the Company's stockholders at the time of any such issuance, and

         . substantial dilution of the Company's earnings per share.

         The proceeds from any financing may be used for costs associated with identifying and evaluating prospective candidates, and for structuring, negotiating, financing and consummating any such transactions and for other general corporate purposes. The Company does not intend to seek stockholder approval for any such transaction or security issuance unless required by applicable law or regulation.

         INTEGRATING THE COMPANY'S BUSINESS OPERATIONS WITH BUSINESSES THE COMPANY MAY ACQUIRE IN THE FUTURE, MAY BE DIFFICULT AND MAY HAVE A NEGATIVE IMPACT ON THE COMPANY'S BUSINESS. The Company may also acquire additional businesses in the future. The integration of companies or businesses that the Company may acquire in the future involves the integration of separate companies that have previously operated independently and have different corporate cultures. The process of combining such companies may be disruptive to their businesses and may cause an interruption of, or a loss of momentum in, such businesses as a result of the following difficulties, among others:


         . loss of key employees or customers;

         . possible inconsistencies in standards, controls, procedures and policies among the companies being combined and the need to implement and harmonize company-wide financial, accounting, information and other systems;

         . failure to maintain the quality of services that such companies have historically provided;

         . the need to coordinate geographically diverse organizations; and

         . the diversion of management's attention from the Company's day-to-day business and that of any company or business that the Company may acquire, as a result of the need to deal with the above disruptions and difficulties and/or the possible need to add management resources to do so.

         Such disruptions and difficulties, if they occur, may cause the Company to fail to realize the benefits that it currently expects to result from such integration and may cause material adverse short- and long-term effects on the operating results and financial condition of the Company.

         UNCERTAINTIES IN REALIZING BENEFITS FROM A COMBINATION. Even if the Company is able to integrate the operations of an acquired company or business into the Company successfully, there can be no assurance that such integration will result in the realization of the full benefits that the Company expects to result from such integration or that such benefits will be achieved within the time frame that the Company expects.

         . Revenue enhancements from cross-selling complementary services may not materialize as expected.

         . The benefits from the combination may be offset by costs incurred in integrating the companies.

         . The benefits from the transaction may also be offset by increases in other expenses, by operating losses or by problems in the business unrelated to the transaction.

         THE COMPANY IS SUBJECT TO SIGNIFICANT COMPETITION. The Company's business operates in a highly competitive environment. Many healthcare industry participants are consolidating to create integrated healthcare delivery systems with greater market power. As the healthcare industry consolidates, competition to provide products and services to industry participants will become more intense and the importance of establishing a relationship with each industry participant will become greater. These industry participants may try to use their market power to negotiate price reductions for the Company's products and services. If forced to reduce its prices, the Company's operating results could suffer if it cannot achieve corresponding reductions in the Company's expenses. For additional information regarding potential competitors of the Company, see "-Competition" above.

         RAPIDLY CHANGING TECHNOLOGY MAY ADVERSELY AFFECT THE COMPANY'S BUSINESS. All businesses which rely on technology, including the healthcare e-commerce business that the Company is developing, are subject to, among other risks and uncertainties:

         . rapid technological change;

         . changing customer needs;

         . frequent new product introductions; and

         . evolving industry standards.

         Internet technologies are evolving rapidly, and the technology used by any e-commerce business is subject to rapid change and obsolescence. These market characteristics are exacerbated by the emerging nature of the market and the fact that many companies are expected to introduce new Internet products and services in the near future. In addition, use of the Internet may decrease if alternative protocols are developed or if problems associated with increased Internet use are not resolved. As the communications, computer and software industries continue to experience rapid technological change, the Company must be able to quickly and successfully modify its services so that they adapt to such changes. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development and introduction of its healthcare e-commerce services or that it will be able to respond to technological changes in a timely and cost-effective manner. Moreover, technologically superior products and services could be developed by competitors. These factors could have a material adverse effect upon the Company's business prospects.

         DEPENDENCE ON PROPRIETARY TECHNOLOGY. The success of the Company's business is dependent to a significant extent on each business's ability to protect the proprietary and confidential aspects of its technology. The technology relating to the Company is not patented and existing copyright laws offer only limited practical protection. The Company relies on a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and technical measures to establish and protect their proprietary rights. There can be no assurance that the legal protections afforded to the Company or the steps taken will be adequate to prevent misappropriation of its technology. In addition, these protections do not prevent independent third-party development of competitive products or services. The Company believes that its products, services, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company or that any such assertion will not require the Company to enter into a license agreement or royalty arrangement with the party asserting the claim. As competing healthcare information systems increase in complexity and overall capabilities and the functionality of these systems further overlap, providers of such systems may become increasingly subject to infringement claims. Responding to and defending any such claims may distract the attention of the Company's management and otherwise have a material adverse effect on the Company's results of operations, financial condition or business.

         GOVERNMENT REGULATION OF THE COMPANY'S BUSINESS COULD ADVERSELY AFFECT ITS FINANCIAL CONDITION AND RESULTS OF OPERATIONS. CareInsite's services may be subject to extensive and frequently changing regulation at federal, state and local levels. The Internet and its associated technologies are also subject to government regulation. Many existing laws and regulations, when enacted, did not anticipate the methods of healthcare e-commerce CareInsite is developing. The Company believes, however, that these laws and regulations may nonetheless be applied to CareInsite's healthcare e-commerce business. It may take years to determine the extent to which existing laws and regulations governing general issues of property ownership, sales and other taxes, libel, negligence and personal privacy are applicable to the Internet. Laws and regulations may also be adopted in the future that address Internet-related issues, including security, privacy and encryption, pricing, content, copyrights and other intellectual property; contracting and selling over the Internet; and distribution of products and services over the Internet. Accordingly, CareInsite's healthcare e-commerce business may be affected by current regulations as well as future regulations specifically targeted to this new segment of the healthcare industry. For additional information regarding regulatory matters, see "--Government Regulation" above.


ITEM 2.  PROPERTIES

         The Company's principal executive office is located in Elmwood Park, New Jersey, in approximately 14,000 square feet of leased office space shared with Medical Manager under a lease agreement that expires on December 31, 2002. The Company also maintains approximately 46,000 square feet of leased office space in Cambridge, Massachusetts under a lease that expires on February 28, 2002 and approximately 8,800 square feet of leased office space in Somerset, New Jersey under a lease that expires on May 31, 2001. The Company believes that its facilities are adequate for the Company's current operations and that additional leased space can be obtained if needed.


ITEM 3.  LEGAL PROCEEDINGS

         In the normal course of business, the Company may become involved in various claims and legal proceedings. In addition, the Company was named as a defendant in a complaint filed by Merck & Co., Inc. and Merck-Medco Managed Care, L.L.C. in February 1999 as described below.


Litigation by Merck & Co., Inc. and Merck-Medco Managed Care, L.L.C. against the Company

         On February 18, 1999, Merck & Co., Inc. and Merck-Medco Managed Care, L.L.C. filed a complaint in the Superior Court of New Jersey against the Company, Medical Manager (at that time Synetic, Inc.), Martin J. Wygod, Chairman of the Company and Medical Manager, and three officers and/or directors of CareInsite and Medical Manager, Paul C. Suthern, Roger C. Holstein and Charles
A. Mele. The plaintiffs assert that the Company, Medical Manager and the individual defendants are in violation of certain non-competition, non-solicitation and other agreements with Merck and Merck-Medco, and seek to enjoin the Company and the individuals from conducting the Company's healthcare e-commerce business and from soliciting Merck-Medco's customers. The Medical Manager and Mr. Wygod's agreements provide an expiration date of May 24, 1999. The remaining individuals' agreements provide for expiration in December 1999, in the case of Mr. Suthern, March 2000, in the case of Mr. Mele, and September 2002, in the case of Mr. Holstein.

         A hearing was held on March 22, 1999 on an application for a preliminary injunction filed by Merck and Merck-Medco. On April 15, 1999, the Superior Court denied this application. The Company believes that Merck's and Merck-Medco's positions in relation to the Company and the individual defendants are without merit and the Company intends to vigorously defend the litigation. However, the outcome of complex litigation is uncertain and cannot be predicted at this time. Any unanticipated adverse result could have a material adverse effect on the Company's financial condition and results of operations. The Company and Medical Manager are parties to an indemnification agreement pursuant to which Medical Manager will bear both the actual costs of conducting the litigation and any monetary damages that may be awarded to Merck and Merck-Medco in the litigation. The Company will record any amounts funded by Medical Manager under this agreement as a capital contribution. The agreement further provides that any damages awarded to the Company and Medical Manager in the litigation will be for the account of Medical Manager. Finally, the agreement provides that Medical Manager shall not be responsible for any losses suffered by CareInsite resulting from any equitable relief obtained by Merck and Merck-Medco against CareInsite, including, but not limited to, any lost profits, other losses, damages, liabilities, or costs or expenses arising from such equitable relief.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           During the last quarter of the fiscal year covered by this report, the Company did not submit any matters to the vote of security holders, through the solicitation of proxies or otherwise.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to General Instruction G(3) to the Annual Report on Form 10-K, the information regarding executive officers of the Company required by Item 401 of Regulation S-K is hereby included in Part I of this Report. The executive officers of the Company as of September 21, 1999 are as follows:

Name                      Age       Position

Martin J. Wygod           59        Chairman of the Board
Paul C. Suthern           47        President, Chief Executive Officer
                                    and Director
Richard S. Cohan          46        Executive Vice President - Operations
Robert C. Dieterle        48        Executive Vice President - Chief Operating
                                    Officer
Roger C. Holstein         46        Executive Vice President - Sales &
                                    Marketing and Director
James R. Love             43        Executive Vice President - Chief
                                    Financial Officer,
                                    Treasurer and Director
David M. Margulies, M.D.  47        Executive Vice President - Chief Scientist
                                    and Director
David C. Amburgey         35        Senior Vice President - General Counsel
                                    and Secretary
Steven L. Zatz            42        Senior Vice President - Medical Director


         Martin J. Wygod became the Chairman of the Board of the Company in March 1999. Mr. Wygod has been Chairman of the Board of Medical Manager since May 1989. From May 1989 to February 1993, Mr. Wygod also served as Medical Manager's President and Chief Executive Officer and until May 1994 was an executive officer of Medical Manager. Until May 1994, Mr. Wygod was Chairman of the Board of Medco Containment Services, Inc. for more than five years, and until January 1993 he also served as Chief Executive Officer of Medco. He is also engaged in the business of racing, boarding and breeding thoroughbred horses, and is President of River Edge Farm, Inc.

         Paul C. Suthern became Chief Executive Officer and President and a Director of the Company in March 1999. Mr. Suthern was President and Chief Executive Officer of Medical Manager from March 1998 until June 1999 and was an executive officer of Medical Manager from February 1993 until July 1996, Vice Chairman of Medical Manager from July 1996 to March 1998 and also Chief Executive Officer from October 1993 until January 1995. Mr. Suthern was also President and Chief Operating Officer of Medco Containment Services, Inc. from November 1992 through December 1994 and Assistant to Medco's Chairman from December 1991 to November 1992. Prior thereto, he was Executive Vice President - Operations for more than five years.

         Richard S. Cohan became Executive Vice President - Operations of the Company in March 1999. Mr. Cohan joined Medical Manager in May 1998 as Senior Vice President. Prior to joining Medical Manager, he was Executive Vice President, Health Network Services of National Data Corporation where he led the practice management systems and transactional services groups for pharmacy, physician and dental markets for more than five years.

         Robert C. Dieterle became Executive Vice President - Chief Operating Officer of the Company in June 1999. From July 1995 to June 1999, Mr. Dieterle was Senior Vice President and General Manager of Cerner, where he was responsible for all of Cerner Health Services and initiatives related to Community Health and Cerner Health Ventures, where Cerner partners with technology providers and local care organizations to expand the scope of Cerner's investment in local delivery systems. Prior to joining Cerner, Mr. Dieterle was President of Knowledge Partners, a consulting group that specializes in building healthcare services for public and private sponsoring organizations.

         Roger C. Holstein became Executive Vice President - Sales & Marketing and a Director of the Company in March 1999. Mr. Holstein has been Executive Vice President - Marketing and Sales of Medical Manager since 1997. He was a Special Consultant to Medco from 1996 to 1998. Prior to such time, Mr. Holstein acted as Senior Executive Vice President - Chief Marketing Officer of Medco from 1994 to 1995 and Senior Executive Vice President-Marketing and Sales of Medco from 1991 to 1994.

         James R. Love became the Executive Vice President - Chief Financial Officer and Treasurer of the Company in May 1999 and a Director of the Company in March 1999. Mr. Love became Executive Vice President -Finance and Administration of Medical Manager in March 1999. Prior to joining Medical Manager, Mr. Love was a Managing Director, since 1993, in the investment banking group of Merrill Lynch & Co. At Merrill Lynch, he was most recently responsible for the diversified companies group and the healthcare products group.

         Dr. David M. Margulies became Executive Vice President - Chief Scientist and a Director of the Company in March 1999. Dr. Margulies has been Executive Vice President - Chief Scientist of Medical Manager since January 1997. He was founder and President of CareAgents. From 1990 to mid-1996, Dr. Margulies was Executive Vice President and Chief Scientist of the Cerner Corporation, a leading supplier of enterprise-level clinical applications. Prior to such time, he was Vice President and Chief Information Officer at Boston Children's Hospital and on the medical faculties of the Harvard Medical School and Columbia College of Physicians and Surgeons.

         David C. Amburgey became Senior Vice President - General Counsel and Secretary of the Company in March 1999. Mr. Amburgey has been Vice President - Legal of Medical Manager since March 1999 and Assistant General Counsel and Assistant Secretary of Medical Manager since April 1997. Prior to joining Medical Manager, Mr. Amburgey was an attorney with the law firm of Shearman & Sterling since 1993.

         Dr. Steven L. Zatz became Senior Vice President - Medical Director of the Company in June 1999. Prior to joining the Company, Dr. Zatz was senior vice president of RR Donnelley Financial in charge of its health care business from June 1998 to May 1999. From August 1995 to May 1998, Dr. Zatz was the president of Physicians' Online. Previously, Dr. Zatz was senior vice president of U.S. Healthcare and the president of US Quality Algorithms, Inc. (USQA), the quality management subsidiary of U.S. Healthcare from April 1990 to July 1995. Prior to joining U.S. Healthcare, Dr. Zatz was a director of Medical Services in the Group Department of the Prudential Insurance Company of America from April 1989 to April 1990.

         No family relationship exists among any of the directors or executive officers of the Company, except that Messrs. Wygod and Suthern are brothers-in-law. All executive officers of the Company are elected annually by the Board and serve at the discretion of the Board. Messrs. Wygod and Suthern are also directors of Medical Manager.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

         CareInsite's common stock has been traded on the NASDAQ National Market under the symbol "CARI" since June 16, 1999. Prior to that date, there was no public market for the Company's common stock and, therefore, no quoted market prices for the Company's common stock are available prior to such date. The following table sets forth, for the period indicated, the range of high and low per share closing prices for the common stock as reported by NASDAQ.


                                                  High             Low
                                                  ----             ---
Year Ended June 30, 1999

     Fourth Quarter (from June 16, 1999)         $40 3/4         $26 3/4


         As of September 21, 1999, the Company believes there are more than 400 beneficial owners of the Company's common stock. As of September 21, 1999, the Company had 14 record holders of its common stock.

         The Company has not paid any dividends to holders of its common stock. The Company intends to retain any earnings to finance the development and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future. Any declaration and payment of dividends would be subject to the discretion of the Company's board of directors. Any future determination to pay dividends will depend on the Company's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant at the time by the board of directors.

         On January 2, 1999, the Company issued 12,437,500 shares of Company common stock, a warrant to purchase up to 1,008,445 shares of common stock at $4.00 per share and agreed to issue to Cerner 2,503,125 additional shares of common stock on or after February 15, 2001 at $0.01 per share in the event the Company has achieved a stated level of physician participation by 2001 in exchange for, among other things, a perpetual software license to the functionality embedded in Cerner's HNA including their HNA Millennium Architecture. The shares are subject to certain restrictions on transfer and other adjustments. The software acquired from Cerner was valued at approximately $20,800,000 based on the value of the equity consideration as determined using an income approach valuation methodology. A ten year forecast of revenues and costs was prepared with the resulting cash flows reduced by working capital and capital expenditures and then discounted to present value based on a weighted average discount rate of 30%. These securities were issued pursuant to the exemption available under Section 4(2) of the Securities Act of 1933, as amended.

         In connection with the agreement with THINC on January 1, 1999, the Company issued a warrant to purchase an aggregate of 4,059,118 shares of common stock of the Company to THINC. The warrant is exercisable on December 13, 1999 at $4.00 per share of common stock issued and expires on January 1, 2006, subject to certain exceptions. The warrant and the shares of the Company's common stock issuable upon the exercise of the warrant are subject to certain restrictions on transfer. The estimated fair value of the warrant at the date issued was approximately $1,700,000 as determined using the Black-Scholes option-pricing model. These securities were issued pursuant to the exemption available under Section 4(2) of the Securities Act of 1933, as amended.

         In connection with the Med-Link acquisition on May 24, 1999, the Company sold, in a private transaction, 875,000 shares of common stock at a price of $16.00 per share for total proceeds of $14,000,000, which was used to purchase Med-Link. Of these 875,000 shares sold, Medical Manager purchased 700,875 shares and Cerner purchased 174,125 shares. These securities were issued pursuant to the exemption available under Section 4(2) of the Securities Act of 1933, as amended.

         On June 16, 1999, the Company completed the initial public offering (the "Offering") of its common stock. The managing underwriters in the offering were Merrill Lynch & Co., Warburg Dillon Read LLC and Wit Capital Corporation. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-75071). The Registration Statement was declared effective by the Securities and Exchange Commission on June 16, 1999.

         The Offering commenced on June 16, 1999. The Offering terminated on June 16, 1999 after the Company had sold all of the 6,497,500 shares of common stock registered under the Registration Statement (including 847,500 shares sold in connection with the exercise of the underwriters' over-allotment option). The initial public offering price was $18.00 per share for an aggregate initial public offering of $116,955,000.

         The Company paid a total of $8,186,850 in underwriting discounts and commissions. In addition, the following table itemizes the estimated expenses incurred in connection with the Offering, other than underwriting discounts and commissions. None of the amounts shown was paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10 percent or more of any class of equity securities of the Company or an affiliate of the Company.

         Securities and Exchange Commission registration fee       $   29,000
         NASDAQ filing fees                                            98,000
         Printing and engraving expenses                              474,000
         Professional fees and expenses                             1,572,000
         Blue Sky fees and expenses                                    10,000
         Transfer agent fees                                            5,000
         Miscellaneous                                                134,000
                                                                   ----------
                  Total                                            $2,322,000
                                                                   ==========

         After deducting the underwriting discounts and commissions and the Offering expenses, the net proceeds to the Company from the Offering was approximately $106,446,000, which has been invested in short and long-term, interest-bearing, investment grade securities.

         Concurrent with the Offering, the Company sold 537,634 shares of its Common Stock in a separate, private transaction directly to Cerner for net proceeds of approximately $9,000,000 to be used as working capital. These securities were issued pursuant to the exemption available under Section 4(2) of the Securities Act of 1933, as amended.

         In June 1999, the Company issued to Horizon Blue Cross Blue Shield of New Jersey a warrant to purchase 811,824 shares of Company common stock, which is exercisable December 23, 2001 at $18.00 per share and expires on January 4, 2005. The Horizon warrant and the shares of the Company's common stock issuable upon the exercise of the Horizon warrant are subject to certain restrictions on transfer. The estimated fair value of the warrant at the date issued was approximately $6,725,000, as determined using the Black-Scholes option pricing model. These securities were issued pursuant to the exemption available under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data for the Company set forth below as of the period from Inception (December 24, 1996) through June 30, 1997, for the years ended June 30, 1997, 1998, 1999, and for the cumulative period from Inception (December 24, 1996) through June 30, 1999 have been derived from the audited consolidated financial statements of the Company. The selected financial data for the predecessor business of Avicenna Systems Corporation set forth below for the Period from inception (September 20, 1994) through December 31, 1994, for the year ended December 31, 1995 and for the period January 1, 1996 through December 23, 1996 have been derived from the audited financial statements of Avicenna Systems Corporation. The selected financial data presented below should be read in conjunction with the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company included elsewhere in this Report.


INCOME STATEMENT DATA
(in thousands, except per share data)

                                      Avicenna Systems Corporation
                                         Predecessor Business                              CareInsite, Inc.
                                 --------------------------------------    --------------------------------------------------
                                     Period                                 Period                                 Cumulative
                                     from                    Period          from                                     from
                                   Inception                  from         inception                                inception
                                   (09/20/94)      Year      01/01/96      (12/24/96)      Year         Year       (12/24/96)
                                    through       Ended      through        through       Ended         Ended        through
                                    12/31/94     12/31/95    12/23/96       06/30/97     06/30/98     06/30/99      06/30/99
                                 -----------   ----------   ---------     ----------     --------     --------      --------
Statement of Operations Data:
Net revenue ..................    $     --     $     --     $     20      $     --       $     --     $    371      $    371
Service revenue to affiliates           --           --           --            --             --          993           993
                                 -----------   ----------   ---------     ----------     --------     --------      --------
     Total revenues ..........          --           --           20            --             --        1,364         1,364
Costs and Expenses:
   Cost of revenues ..........          --           --           --            --             --           69            69
   Cost of services to
     affiliates ..............          --           --           --            --             --          993           993
   Research & development ....          16           84        1,025         7,505          4,159       11,253 (1)    22,917 (1)
   Sales & marketing .........           9           12        1,297         1,150          1,733        1,910         4,793
   General & administrative ..           7           69          860           937          2,840        4,205         7,982
   Litigation costs ..........          --           --           --            --             --        4,300 (2)     4,300 (2)
   Acquired in-process
   research & development ....          --           --           --        32,185 (3)         --           --        32,185 (3)
Depreciation and amortization           --            2          136           589          1,650        1,695         3,934
                                 -----------   ----------   ---------     ----------     --------     --------      --------
Total costs & expenses .......          32          167        3,318        42,366         10,382       24,425        77,173
                                 -----------   ----------   ---------     ----------     --------     --------      --------
Loss from operations .........         (32)        (167)      (3,298)      (42,366)       (10,382)     (23,061)      (75,809)
Other income, net ............          --           --           --             9             47          263           319
                                 -----------   ----------   ---------     ----------     --------     --------      --------

Net loss .....................         (32)        (167)      (3,298)      (42,357)       (10,335)     (22,798)      (75,490)

Preferred stock dividends ....          --           --         (241)           --             --           --            --
                                 -----------   ----------   ---------     ----------     --------     --------      --------
Net loss applicable to common
stockholders .................    $    (32)    $   (167)    $ (3,539)     $(42,357)      $(10,335)    $(22,798)     $(75,490)
                                 ===========   ==========   =========     ==========     ========     ========      ========
Basic and diluted net loss
per share applicable to
common stockholders...........    $  (0.08)    $  (0.44)    $  (9.34)     $  (0.85)      $  (0.21)    $  (0.40)     $  (1.45)
Weighted average shares
outstanding  (basic & diluted)         379          379          379        50,063         50,063       56,371        52,166

                                          Avicenna Systems Corporation
                                             Predecessor Business                              CareInsite, Inc.
                                     ------------------------------------------     --------------------------------------------
                                      12/31/94       12/31/95       12/23/96         06/30/97        06/30/98        06/30/99
                                     -----------    -----------    ------------     ------------    -----------     ------------
Balance Sheet Data:
Working capital (deficit).........       $ (32)       $  998        $ (1,257)         $(1,592)        $   775        $ 114,837
Totals assets.....................         --          1,201           1,263            3,476          10,883          179,953
Stockholders' equity (deficit)...          (32)         (206)         (3,744)           1,566           7,798          173,424

(1) Includes a write-off of $2,381,000 of capitalized software costs which relate to the abandonment of development efforts with respect to certain products and services. Those efforts were abandoned as a result of encountering a high risk development issue associated with integrating those products and services with the acquired Cerner technology.

(2) Represents charges relating to expenses incurred in conjunction with the Merck litigation during the fiscal year ended June 30, 1999. Refer to Item 3 of this Report.

(3) Represents a non-recurring charge related to the write-off of acquired in-process research and development costs in conjunction with the purchase of Avicenna Systems Corporation and CareAgents, Inc.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company's healthcare e-commerce services are still under development and no revenues have been generated from the sale of these services. Additionally, the market for the Company's services is unproven. These factors make it difficult to evaluate the Company's business and prospects. The Company has incurred substantial operating losses since the Company's inception and there can be no assurance that the Company will generate significant revenues or profitability in the future. The Company intends to significantly increase its expenditures primarily in the areas of development, sales and marketing, data center operations and customer support. As a result, the Company expects to incur substantial operating losses for at least the next two fiscal years.

         The Company expects to generate a significant portion of its revenue from payers and suppliers who are expected to pay initial set-up and ongoing maintenance fees associated with organizing, loading and maintaining their content, transaction fees for the transmission of payer content to physicians and transaction fees for lab orders/results and prescription routing. The Company also expects to generate revenue from physicians who are expected to pay a monthly fee for access to a range of the Company's services.

         Management believes that they have a unique understanding of the economic leverage inherent in facilitating the automation of certain clinical, administrative and financial processes. Accordingly, the Company also has contracted with certain payers and in the future may contract with other payers and suppliers to guarantee them incremental cost savings from the use of certain of the Company's services. If any of these payers or suppliers do not realize the guaranteed level of cost savings, the Company will be obligated to make a payment to that payer or supplier, which payment may exceed the Company's charges to that payer or supplier. In some cases, the Company intends to share in any cost savings in excess of the guaranteed cost savings. The amount and timing of transaction revenue generated under these arrangements may be impacted by the Company's guarantee of cost savings.

         On December 24, 1996, Medical Manager acquired Avicenna, a privately held, development stage company that marketed and built Intranets for managed healthcare plans, integrated healthcare delivery systems and hospitals. The acquisition of Avicenna marked the inception of Medical Manager's healthcare electronic commerce business. On January 23, 1997, Medical Manager acquired CareAgents, a privately held, development stage company engaged in developing Internet-based clinical commerce applications. On November 24, 1998, Medical Manager formed

CareInsite, Inc. (formerly Synetic Healthcare Communications, Inc.). On January 2, 1999, Medical Manager contributed the stock of CareAgents to Avicenna. Concurrently, Avicenna contributed the stock of CareAgents and substantially all of Avicenna's other assets and liabilities to the Company. Medical Manager also contributed $10,000,000 in cash to the Company. As of September 21, 1999, Medical Manager held a 72.1% interest in the Company through Avicenna. These transactions, which resulted in the formation of the Company, have been accounted for using the carryover basis of accounting and the Company's financial statements include the accounts and operations of Avicenna and CareAgents for all periods presented from the date each entity was acquired.


Effect of Recent Transactions

         In January 1999, the Company and The Health Information Network Connection LLC, referred to as THINC, and THINC's founding members, Greater New York Hospital Association, Empire Blue Cross and Blue Shield, Group Health Incorporated and HIP Health Plans, entered into definitive agreements and consummated a broad strategic alliance. Under these arrangements, among other things, the Company:

         . acquired a 20% ownership interest in THINC in exchange for $1,500,000 in cash and a warrant to purchase an aggregate of 4,059,118 shares of common stock of the Company, exercisable on December 13, 1999 at $4.00 per share of common stock issued and which expires on January 1, 2006, subject to certain exceptions, referred to as the THINC warrant;

         . agreed to extend senior loans to THINC of $2,000,000 of working capital line of credit (the "Working Capital Line of Credit") and $1,500,000 of contingent line of credit (the "Contingent Line of Credit");

         . entered into a Management Services Agreement with THINC pursuant to which the Company will manage all operations of THINC, including, as part of the services, providing THINC with certain content and messaging services, and THINC will provide the Company with the right to deploy its prescription and laboratory communication services on the THINC network on behalf of the payers;

         . licensed to THINC the Company content and messaging services for use over the THINC network; and

         . entered into Clinical Transaction Agreements with each of Empire, Group Health Incorporated and HIP, referred to together as the "THINC Payers," to provide online prescription and laboratory communication services.

As part of this arrangement, THINC entered into Managed Care Transaction Contracts with each of the THINC payers whereby the THINC payers agreed to use the THINC network for their online medical claims submission, eligibility, benefit plan detail, roster distribution, remittance advice distribution, claims inquiry, referral/pre-certification and authorization, and encounter submission transactions.

         The estimated fair value of the THINC warrant at the date issued was approximately $1,700,000, as determined using the Black-Scholes option-pricing model. The Company accounts for the Company's investment in THINC using the equity method of accounting. For the twelve months ended December 31, 1998, THINC incurred a net loss of $4,837,000. For the six months ended June 30, 1999, THINC incurred a net loss of $3,309,000. The Company anticipates that THINC will continue to incur losses over the next twelve to eighteen months. The carrying value of the Company's investment in THINC exceeds its pro rata share of the net assets of THINC. This excess of $2,880,000 is being amortized over a ten-year period.

         In January 1999, the Company also entered into agreements and consummated a broad strategic alliance with Cerner. Cerner, a publicly traded corporation, is a supplier of clinical and management information systems for healthcare organizations. Under this arrangement, the Company, among other things, obtained a perpetual software license to the functionality embedded in Cerner's HNA, including their HNA Millennium Architecture, in exchange for 12,437,500 shares of the Company's common stock (such shares are subject to certain restrictions on transfer and other adjustments). In addition, the Company issued to Cerner a warrant to purchase up to 1,008,445 shares of common stock at $4.00 per share, exercisable only in the event THINC exercises its warrant. Also, the Company will issue to Cerner 2,503,125 additional shares of common stock on or after February 15, 2001 at $0.01 per share in the event the Company has achieved a stated level of physician participation by 2001. The software acquired from Cerner was valued at approximately $20,800,000 based on the value of the equity consideration as determined using an income approach valuation methodology. In connection with the Company's strategic relationship with Cerner, the Company sold Cerner a beneficial interest of 2% of THINC. As beneficial owner Cerner will receive any dividends, income and liquidation or disposition proceeds related to their 2% interest. However, the Company will remain the owner of record, will exercise voting rights and will have the right to sell, transfer, exchange, encumber, or otherwise dispose of this 2% interest. Cerner has also agreed to fund $1,000,000 of the Company's $2,000,000 senior loan to THINC. Additionally, the Company and Cerner entered into a Marketing Agreement that allows for the marketing and distribution of the Company's services to the physicians and providers associated with more than 1,000 healthcare organizations who currently utilize Cerner's clinical and management information system. In addition, Cerner committed to make available engineering and systems architecture personnel and expertise to accelerate the deployment of the Company's services, as well as ongoing technical support and future enhancements to HNA. Concurrent with the Offering, the Company sold 537,634 shares of its common stock directly to Cerner for net proceeds of approximately $9,000,000. As of September 21, 1999, Cerner owned 18.7% of the Company.

         On May 24, 1999, the Company acquired Med-Link for $14,000,000 in cash. Med-Link is a regional provider of electronic data interchange services to healthcare providers and payers in the northeastern United States that automate their claims and other managed care transactions. Med-Link currently processes over 12 million managed care transactions annually for approximately 12,000 physicians.

         In June 1999, the Company entered into a five and one-half year agreement with Horizon to provide online prescription, laboratory and managed care communication services. In connection with this transaction, among other things, the Company issued to Horizon a warrant to purchase an aggregate of 811,824 shares of common stock of the Company ("Horizon warrant"). The Horizon warrant is exercisable December 23, 2001 at $18.00 per share and expires on January 4, 2005. The Horizon warrant and the shares of the Company's common stock issuable upon the exercise of the Horizon warrant are subject to certain restrictions on transfer. The estimated fair value of the warrant at the date issued was approximately $6,725,000 as determined using the Black-Scholes option-pricing model.

         The Company has an agreement with Medical Manager Health Systems, under which, CareInsite will be the exclusive provider of certain network, web hosting and transaction services to Medical Manager Health Systems. Medical Manager Health Systems, is a leading provider of comprehensive physician practice management information systems that address the financial, administrative and clinical practice needs of physicians. The Company intends to provide its healthcare e-commerce services to Medical Manager Health Systems' physician base by integrating those services into Medical Manager Health Systems' physician practice management information systems. The Company intends to use Medical Manager Health Systems' sales and support network as a means from which to distribute, install and support the Company's transaction, messaging and content services to Medical Manager Health Systems physicians.

         In September 1999, the Company entered into a strategic alliance with America Online, Inc. ("AOL") for the Company to be AOL's exclusive provider of a comprehensive suite of services that connect AOL's 18 million members, as well as CompuServe members and visitors to AOL's Web-based brands Netscape, AOL.COM and Digital City (collectively, "AOL Members"), to physicians, health plans, pharmacy benefit managers, covered pharmacies and labs. Under the agreement, the Company and AOL have agreed to create co-branded sites which will enable AOL Members to manage their healthcare through online communication with their physicians, health plans, pharmacy benefit managers, covered pharmacies and labs. Through this arrangement, AOL Members will have access to the Company's secure, real-time services being developed that allow them, among other things, to select and enroll in health plans, choose their providers, schedule appointments, renew and refill plan approved prescriptions, view lab results, review claims status, receive explanation of benefits, review patient education materials provided by their health plans, understand plan policies and procedures and receive plan treatment authorizations. The Company and AOL have also agreed to collaborate in sales and marketing to the healthcare industry, and they intend to leverage their alliance into cross-promotional and shared advertising revenue initiatives. Under the financial terms of the arrangement, the Company has agreed to make $30,000,000 of guaranteed payments to AOL.

         Under a separate agreement entered into in September 1999, AOL purchased 100 shares of the Company's newly issued convertible redeemable preferred stock ("Preferred Stock") at a price of $100,000 per share, or $10,000,000 of Preferred Stock in the aggregate, with an option to purchase up to an additional 100 shares of Preferred Stock in September 2000 at the same price. At the option of AOL, in March 2002, the Preferred Stock is either redeemable in whole for $100,000 per share in cash or convertible in whole, on a per share basis, into (i) the number of shares of the Company's common stock equal to $100,000 divided by $49.25 (or 2,030.5 shares) and (ii) a warrant exercisable for the same number of shares of the Company's common stock, or 2,030.5 shares, at a price of $49.25 per share. In the event that AOL elects to convert the 100 shares of Preferred Stock it purchased in September 1999, it would receive 203,046 shares of the Company's common stock and a warrant exercisable into an additional 203,046 shares at $49.25 per share. Prior to March 2002, AOL has the right to require the Company to redeem the Preferred Stock in whole at $100,000 per share in the event of a change of control of the Company. The Preferred Stock is non-voting except under certain extraordinary circumstances and no dividend is payable on the Preferred Stock unless the Company declares a dividend on its common stock.


Results of Operations

Year Ended June 30, 1999 Compared to Year Ended June 30, 1998

         Total revenues in fiscal year 1999 were $1,364,000, and were comprised of (i) $371,000 of revenue attributable to the newly acquired Med-Link subsidiary and (ii) service revenues from affiliates of $993,000 consisting of management services provided to THINC.

         Cost of revenues, other than to affiliates, was $69,000. Cost of services to affiliates of $993,000 consisted primarily of employee compensation and benefits expense for those employees supporting the THINC business.

         Research and development expenses consist primarily of employee compensation, the cost of consultants and other direct expenses incurred in the development of the Company's services. These expenses were $11,253,000 in fiscal year 1999 compared to $4,159,000 in fiscal year 1998. Research and development expenses in fiscal year 1999 includes a $2,381,000 write-off of capitalized software costs which relate to the abandonment of the Company's development efforts with respect to certain of the Company's services. Those efforts were abandoned as a result of encountering a high risk development issue associated with integrating those services with the acquired Cerner technology. Excluding this write-off of capitalized software, total expenditures for research and development, including amounts capitalized, were $16,641,000 in fiscal year 1999 and $8,783,000 in fiscal year 1998. The increase in total expenditures was related to the purchase of third party licenses, as well as increases in development personnel and outside consultants. Of the total expenditures, $7,769,000 was capitalized during fiscal year 1999 and $4,624,000 was capitalized during fiscal year 1998. The Company's policy is to capitalize software development costs once technological feasibility has been established.

         Sales and marketing expenses consist primarily of salaries and benefits, travel for sales, marketing and business development personnel, and promotion related expenses such as advertising, marketing materials, and tradeshows. Sales and marketing expenses were $1,910,000 in fiscal year 1999 compared to $1,733,000 in fiscal year 1998. The increase reflects the addition of payer oriented marketing staff partially offset by the elimination of the remaining advertising and Intranet sales and marketing personnel. Included in sales and marketing expenses are charges from Medical Manager of $651,000 in fiscal year 1999 and $422,000 in fiscal year 1998. These charges represent an allocation of compensation costs for Medical Manager personnel who devoted a majority of their time to the Company, and primarily relate to business development and marketing support services.

         General and administrative expenses consist primarily of compensation for legal, finance, management and administrative personnel. General and administrative expenses were $4,205,000 in fiscal year 1999 compared to $2,840,000 in fiscal year 1998. The increase in general and administrative expenses of $1,365,000 resulted primarily from increased costs associated with supporting the growth in the research and development efforts. Included in general and administrative expenses are charges from Medical Manager of $400,000 for fiscal year 1999 and $141,000 for fiscal year 1998. These charges represent an allocation of compensation costs for Medical Manager personnel who devoted a majority of their time to the Company, and primarily relate to administrative and legal services. The increase in these allocated expenses is due to increased staffing to support the business. The Company expects to hire additional personnel and incur additional costs related to being a public company. Accordingly, the Company intends to increase the absolute dollar level of general and administrative expenses in future periods.

         The Company recorded $4,300,000 in litigation charges during fiscal year 1999, related to the Company's ongoing defense against assertions that it violated certain agreements with Merck & Co., Inc. and Merck-Medco Managed Care, L.L.C. Refer to Item 3 of this Report.


Year Ended June 30, 1998 Compared to Period from Inception (December 24, 1996) Through June 30, 1997

         Research and development expenses were $4,159,000 for the year ended June 30, 1998 and $7,505,000 for the period from Inception (December 24, 1996) through June 30, 1997. Total expenditures for research and development, including amounts capitalized, were $8,783,000 for the year ended June 30, 1998 and $7,853,000 for the period from Inception (December 24, 1996) through June 30, 1997. The increase in total expenditures was primarily due to the longer fiscal period and a significant increase in research and development personnel. This increase was partially offset by the write-off of $5,228,000 in costs associated with the acquisitions of rights to certain intellectual property and software technologies in the period from Inception (December 24, 1996) through June 30, 1997, for which there was no comparable write-off for the year ended June 30, 1998. This write-off primarily related to a royalty-free perpetual license for pharmacy - and prescription - related software applications, together with the supporting documentation. The Company licensed these assets for use in developing certain components of the Company's computer applications. As the Company had not established the technological feasibility of the Company's applications prior to the date the license was acquired, and there was no alternative future use of the licensed technology, the entire cost was charged to research and development expense. Research and development costs capitalized for the year ended June 30, 1998 and for the period from Inception (December 24, 1996) through June 30, 1997 were $4,624,000 and $348,000, respectively.

         Sales and marketing expenses were $1,733,000 for the year ended June 30, 1998 and $1,150,000 for the period from Inception (December 24, 1996) through June 30, 1997. The increase reflects the impact of the longer fiscal period partially offset by a reduction in advertising and Intranet sales and marketing personnel. This reduction is reflective of the Company's change in the business model from the development of Intranets and the generation of advertising revenue from pharmaceutical and medical device manufacturers who advertise on these Intranets to the Company's focus on clinical e-commerce. Included in sales and marketing expenses are charges from Medical Manager of $575,000 for the year ended June 30, 1998 and $206,000 for the period from Inception (December 24, 1996) through June 30, 1997. These charges represent an allocation of compensation costs for personnel who devote a majority of their time to the Company, and primarily relate to business development and marketing support services. The increase in these allocated expenses is primarily due to the longer fiscal period and to a lesser extent, increased staffing.

         General and administrative expenses were $2,840,000 for the year ended June 30, 1998 and $937,000 for the period from Inception (December 24, 1996) through June 30, 1997. The increase in general and administrative expenses of $1,903,000 resulted primarily from the longer fiscal period and increased occupancy costs. Included in general and administrative expenses are charges from Medical Manager of $261,000 for the year ended June 30, 1998 and $24,000 for the period from Inception (December 24, 1996) through June 30, 1997. These charges represent an allocation of compensation costs for personnel who devote a majority of their time to the Company, and primarily relate to administrative and legal services. The increase in these allocated expenses is primarily due to the longer fiscal period and, to a lesser extent, increased staffing.

         Purchased research and development for the period from inception (December 24, 1996) through June 30, 1997 was $32,185,000. This relates to the write-off of the portion of the purchase price allocated to acquired in-process research and development for the Avicenna and CareAgents acquisitions.

         In connection with the acquisitions of Avicenna and CareAgents, the Company allocated a portion of each purchase price to acquired in-process research and development. The amount allocated to acquired in-process research and development for each of these acquisitions was determined based on an income approach valuation methodology. For both Avicenna and CareAgents a nine year forecast of revenues and costs attributable to the acquired technology was prepared. The nine year projection period was consistent with the expected useful lives of the technology under development. The resulting operating cash flows were then reduced by working capital and capital expenditures and discounted to present value based on a discount rate of 30% for Avicenna and 50% for CareAgents. These different discount rates were used because, at the time of acquisition, Avicenna had commenced operations, had more than 30 employees and had received financing. In contrast, CareAgents, at the time of acquisition, had not commenced operations, had no employees other than its stockholders, and had not received any financing. These amounts have been expensed on the respective acquisition dates as the in-process research and development had not reached technological feasibility and had no alternative future use. A description of the acquired in-process research and development and the estimates made by us is set forth below.

         Avicenna. Avicenna's business plan was to design and market Intranets to provider organizations to provide communication and reference capabilities to these organizations. Doctors in these organizations would communicate via e-mail and forum groups with centralized medical reference information with the objective of reducing costs in a managed care environment. The fundamental technology plan was to develop a client/server based application to allow hospital affiliated doctors to access a local Intranet that housed medical reference information, in-house policies and procedures, and communication among the various parties. This required development of electronic search, medical reference material storage and communication capabilities such as forums and e-mail. The revenue model had been, prior to acquisition, primarily one based on pharmaceutical and medical device manufacturers' advertising fees on these Intranets. Avicenna also envisioned creating a search capability that would allow doctors to quickly access relevant reference information on a variety of medical topics from databases that were licensed to Avicenna. These databases would be customized in format by Avicenna.

         As of the acquisition date, Avicenna was in the early stages of its development and the systems under development had not yet reached technological feasibility. There was a working public Intranet site and they had begun to implement the search techniques. Their primary mechanism to allow users to search their Intranet sites and access content provided by hospitals, advertisers, and others was to develop a method of customizing that content via a software utility known as "Framework." Framework was in the initial stage of development with the substantive system design, coding, and testing work remaining incomplete. Framework was the fundamental piece of code that would enable users to be able to both search and reference the content contained on an Avicenna Intranet and thereby realize their business model.

         As of the December 24, 1996 acquisition date, Avicenna had incurred approximately $1,263,000 in research and development costs to develop the technology to its status described above. It was estimated that over $3,000,000 of costs remained to complete the projects described above in the following calendar year and that additional significant costs remained in subsequent years to further enhance and maintain the capabilities of the Avicenna system. Subsequent to the date of acquisition, we have modified the acquired technology from both Avicenna and CareAgents and incorporated them into a broader system, the CareInsite system.

         CareAgents. CareAgents' business plan was to design and market Internet based clinical commerce applications that allowed the various healthcare participants to exchange information and conduct basic medical transactions with each other. Participants included patients, providers, and suppliers. The fundamental technology plan was to create an Internet and standards based connection between the participants and then provide specific transaction capabilities using both internally and externally developed application software.

         CareAgents' technology was in the very early stages of development with basic user requirements, a business plan, preliminary system architecture with process flow diagrams and prototyping efforts comprising the work completed to date. In excess of $8,000,000 in costs remained over the next two years to mature the technology to the point of technological feasibility and then complete for first product deployment. No work had been completed on a detailed engineering design or on building or testing any substantive code.


Liquidity and Capital Resources

         The Company's operations since Inception (December 24, 1996) have been funded through capital contributions from its parent company Medical Manager. On June 16, 1999, the Company completed its initial public offering of 6,497,500 shares at $18.00 of its Common Stock (the "Offering"). The net cash proceeds of the Offering were approximately $106,446,000, after deducting anticipated amounts for underwriting discounts and commissions and Offering expenses.
As of June 30, 1999 the Company had $118,689,000 of cash and cash equivalents and short-term marketable securities.

         Cash used in operating activities was $18,276,000 during fiscal year 1999, $9,052,000 in fiscal year 1998 and $5,011,000 for the period from Inception (December 24, 1996) through June 30, 1997. The cash used during this period was primarily attributable to the losses associated with the development of the Company's business activities.

         Cash used in investing activities was $77,767,000 during fiscal year 1999, $6,721,000 in fiscal year 1998 and $1,371,000 for the period from Inception (December 24, 1996) through June 30, 1997. The cash used during fiscal year 1999 was primarily related to purchases of short-term marketable securities for $54,392,000, the acquisition of Med-Link for $14,000,000 and software development costs of $7,769,000. The Company's short-term marketable securities are invested in various investment-grade commercial paper, money market accounts and certificates of deposit.

         Cash provided by financing activities was $159,747,000 for fiscal year 1999, $15,842,000 for fiscal year 1998 and $6,628,000 for the period from Inception (December 24, 1996) through June 30, 1997. The Company completed its Offering on June 16, 1999 for net proceeds of $108,366,000, after deducting underwriting discounts and issuance costs paid through June 30, 1999. The Company also issued additional shares to Cerner and Medical Manager during fiscal year 1999 for net proceeds of $23,000,000. The Company's parent company Medical Manager also contributed additional capital and paid its stock subscription receivable for an aggregate of $28,381,000.


         Pursuant to the Company's strategic relationship with THINC, the Company has committed to the Working Capital Line of Credit and the Contingent Line of Credit. In connection with the Company's strategic relationship with Cerner, Cerner has agreed to fund $1,000,000 of the Working Capital Line of Credit. As of September 21, 1999, the Company has funded the entire $2,000,000 of the Working Capital Line of Credit and Cerner has paid the Company $750,000 of the $1,000,000 portion of the Working Capital Line of Credit it has committed to. The Company was not required to fund any amounts to THINC under the Contingent Line of Credit.

         The Company currently anticipates that the net proceeds from the Offering and proceeds from the sale of shares to Cerner in a concurrent private transaction, together with the Company's available cash resources, will be sufficient to meet the Company's presently anticipated working capital, capital expenditure and business expansion requirements for approximately the next 18-24 months. There can be no assurance that the Company will not require additional capital prior to the expiration of this 18-24 month period. Even if such additional funds are not required, the Company may seek additional equity or debt financing. There can be no assurance that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to the Company's stockholders.

         The Company continues to pursue an acquisition program pursuant to which it seeks to effect one or more acquisitions or other similar business combinations with businesses it believes have significant growth potential. Financing for such acquisitions may come from several sources, including, without limitation, (a) the Company's cash, cash equivalents and marketable securities and (b) proceeds from the incurrence of additional indebtedness or the issuance of common stock, preferred stock, convertible debt or other securities. There can be no assurance that the Company's acquisition program will be successful. See "--Business-Acquisition Program".

New Accounting Pronouncements

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position, or "SOP," 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that entities capitalize certain costs related to internal-use software once certain criteria have been met. The Company is required to implement SOP 98-1 for the year ending June 30, 2000. Management believes that the adoption of SOP 98-1 will have no material impact on the Company's financial condition or results of operations.

         In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that entities expense start-up costs as incurred. The Company is required to implement SOP 98-5 for the year ending June 30, 2000. Management believes that the adoption of SOP 98-5 is expected to have no material impact on the Company's financial condition or results of operations.


Year 2000 Compliance

         Many currently installed computer systems and software products are coded to accept or recognize only two digit entries for the year in the date code field. These systems and software products will need to accept four digit year entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with such Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

         State of Readiness. The Company has made a preliminary assessment of the Year 2000 readiness of its information technology systems, including the hardware and software that enable the Company to develop and deliver its healthcare e-commerce services as well as its non-information technology systems. The Company's assessment plan consists of:

         . quality assurance testing of the Company's internally developed proprietary software;

         . contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to developing the Company's healthcare e-commerce network;

         . contacting vendors of material non-IT systems;

         . assessment of repair or replacement requirements;

         . repair or replacement; and

         . implementation.

         The Company has been informed by its vendors of material hardware and software components of its IT systems that the products used by the Company are currently Year 2000 compliant. The Company has also been informed by its non-IT system vendors that the products used by the Company are currently Year 2000 compliant.

         Costs. To date, the Company has not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. Most of the Company's expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent developing a Year 2000 compliant healthcare e-commerce channel.

         The Company is not currently aware of any Year 2000 compliance problems relating to its information technology or non-information technology systems that the Company believes would have a material adverse effect on its business, financial condition and results of operations. There can be no assurance that the Company will not discover Year 2000 compliance problems that will require substantial revisions to the Company's systems or services. In addition, there can be no assurance that third-party software, hardware or services incorporated into the Company's material information technology and non-information technology systems will not need to be revised or replaced, all of which could be time consuming and expensive. Any failure to fix the Company's information technology systems or to replace third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

         In addition, there can be no assurance that physicians, payers, suppliers, Internet access companies, third-party service providers, vendors, business partners and others outside the Company's control will be Year 2000 compliant. The failure by such entities to be Year 2000 compliant could result in a systemic failure beyond the Company's control, such as a prolonged Internet or communications failure, which could also prevent the Company from delivering the Company's services to its customers, decrease the use of the Internet or prevent users from accessing the Company's service. Such a failure could have a material adverse effect on the Company's business, results of operations and financial condition. Also, a general Year 2000 systemic failure could require healthcare companies to spend large amounts of money to correct any such failures, reducing the amount of money that might otherwise be available to be spent on services such as the Company's.

         Contingency plan. The Company is continuing to assess and test its systems for Year 2000 compliance. The Company has also developed contingency plans for system failure, service disruption and data corruption issues due to Year 2000 problems. In the event that there is a system problem due to a Year 2000 date, the Company will immediately attempt to diagnose and fix the problem. At the same time, the Company will change (a) the system clock back to 1999 while separately logging all transactions so affected and/or (b) the dates within transactions to 1999 while separately logging all transactions so affected. In the event that a Year 2000 problem occurs at an external entity, that entity will be informed of the problem and the Company will continue to review and repair the dates until the problem is fixed. The Company makes no assurance that it will be able to successfully diagnose and/or fix any Year 2000 problems that occur or that the cost of doing so will not be material.

         As the Year 2000 issue has many elements and potential consequences, some of which are not reasonably foreseeable, the ultimate impact of the Year 2000 on the Company's operations could differ materially from the Company's expectations.

         This discussion contains forward-looking statements relating to the Company's operations that are based on management's current expectations, estimates and projections about the Company, and the healthcare e-commerce industry. Words such as "expects," "intends," "plans," "projects," "believes," "estimates," "anticipates" and variations of these words and similar expressions are used to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. The Company undertakes no obligation, and does not intend, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A number of important factors could cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include establishing a successful business model; ability to penetrate physician offices; acceptance of the Company's services; results of the Company's strategic relationships Medical Manager, Cerner, THINC and Horizon; limited customer base; competition; government regulation of the Internet or healthcare e-commerce services and economic conditions.


ITEM 7A. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

         The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investments in marketable securities. The Company does not use derivative financial instruments in its investments. The Company's investments consist primarily of U.S. Treasury Notes and Federal Agency Notes.

         The following table presents the amounts of the Company's cash equivalents and short-term marketable securities that are subject to market risk by range of expected maturity and weighted-average interest rates as of June 30, 1999. This table does not include money market funds because those funds are not subject to market risk.

                                                                        (in thousands)
                                                       Three      Three Months                      Fair
                                                       Months      to One Year       Total          Value
                                                      -----------------------------------------------------
Included in cash and cash equivalents............     $ 64,019           N/A        $ 64,019       $ 64,019
    Weighted-average interest rate...............        4.88%           N/A            4.88%          4.88%

Included in short-term marketable securities              N/A       $ 54,392        $ 54,392       $ 54,670
    Weighted-average interest rates..............         N/A           5.44%           5.44%          5.44%


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements are contained on pages F-1 through F-21 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, except that the information regarding the Company's executive officers required by Item 401 of Regulation S-K has been included in Part I of this Report.


ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The financial statements, related notes thereto and reports of independent accountants required by Item 8 are listed on page F-1 herein.

(2) Schedule II- Valuation and Qualifying Accounts for the Years Ended June 30, 1997, 1998 and 1999. All other financial statement schedules are omitted because they are not applicable or the required information is shown in the Company's consolidated financial statements or the notes thereto.

(3)      Index to Exhibits:

         See Index to Exhibits on page E-1.


(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CAREINSITE, INC.

Date: September 27, 1999       By:  /s/ Paul C. Suthern
                                  ---------------------------------------------
                                  Paul C. Suthern, President, Chief Executive
                                   Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 27, 1999.

(1)  Principal Executive Officer:     (3)  A Majority of the Board of Directors:

By:  /s/ Paul C. Suthern              Martin J. Wygod
   --------------------------------   James R. Love
   Paul C. Suthern                    Dr. Mark Adler
   President and Chief Executive      Roger C. Holstein
   Officer                            James V. Manning
                                      David M. Margulies
                                      Charles A. Mele
                                      Larry Rader
                                      Michael A. Singer
                                      Joseph Smith


(2)   Principal Financial and
      Accounting Officer:             By: /s/ Paul C. Suthern
                                         -------------------------------------
                                         Paul C. Suthern
By: /s/ James R. Love                    Individually and as Attorney-In-Fact
   --------------------------------
   Executive Vice President and
   Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number                                   Title
------                                   -----

   3.1 Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 filed on March 26, 1999, and amended April 23, 1999, May 6, 1999, May 17, 1999, May
              26, 1999, June 3, 1999, June 11, 1999 and June 14, 1999 (File No.
              333-75071) (the "Registration Statement").

   3.2 By-laws of the Registrant, as amended. Incorporated by reference to Exhibit 3.2 to the Registration Statement.

   4.1 Specimen Certificate representing Common Stock. Incorporated by reference to Exhibit 4.1 to the Registration Statement.

  10.1 Agreement and Plan of Merger among Synetic, Inc (since renamed Medical Manager Corporation ("Medical Manager")), Synternet Acquisition Corp., a subsidiary of Medical Manager, Avicenna Systems Corp., and the individuals and entities listed on the signature pages thereof, dated as of December 23, 1996. Incorporated by reference to Exhibit 10.1 to the Registration Statement.

  10.2 Agreement and Plan of Merger among Medical Manager, Synternet Acquisition Corp., CareAgents, Inc. and the individuals listed on the signature pages thereof, dated as of January 23, 1997. Incorporated by reference to Exhibit 10.2 to the Registration Statement.

  10.3 Subscription Agreement dated as of January 2, 1999 between Synetic Healthcare Communications, Inc. (since renamed CareInsite, Inc. ("CareInsite" or the "Registrant")), Medical Manager, Avicenna Systems Corporation and Cerner Corporation. Incorporated by reference to Exhibit 10.3 to the Registration Statement.

  10.4 License Agreement dated as of January 2, 1999 between CareInsite and Cerner Corporation. Incorporated by reference to Exhibit 10.4 to the Registration Statement.

  10.5 Stockholders' Agreement, dated as of January 2, 1999, among CareInsite, Medical Manager, Avicenna Systems Corporation and Cerner Corporation. Incorporated by reference to Exhibit 10.5 to the Registration Statement.

  10.6 Non-Competition Agreement, dated as of January 2, 1999, among CareInsite, Medical Manager, Avicenna Systems Corporation and Cerner Corporation. Incorporated by reference to Exhibit 10.6 to the Registration Statement.

  10.7 Marketing Agreement, dated as of January 2, 1999, between CareInsite and Cerner Corporation. Incorporated by reference to
              Exhibit 10.7 to the Registration Statement.

  10.8 Clinical Transaction Agreement, dated as of January 1, 1999, between CareInsite and Empire Blue Cross and Blue Shield, Empire Healthchoice, Inc., Empire Healthchoice Assurance Inc. and Empire Health Plans Assurance, Inc. Incorporated by reference to Exhibit
              10.8 to the Registration Statement.

  10.9 Clinical Transaction Agreement, dated as of January 1, 1999, between CareInsite and Group Health Incorporated. Incorporated by reference to Exhibit 10.9 to the Registration Statement.

  10.10 Clinical Transaction Agreement, dated as of January 1, 1999, between CareInsite and Health Insurance Plans of Greater New York. Incorporated by reference to Exhibit 10.10 to the Registration Statement.

  10.11 Management Services Agreement, effective as of January 1, 1999, between CareInsite and The Health Information Network Connection LLC ("THINC"). Incorporated by reference to Exhibit 10.11 to the Registration Statement.

  10.12 Warrant dated as of January 1, 1999 (entitling THINC to purchase from CareInsite 81,081 shares (prior to a 50.0625 for 1 stock split) of Common Stock). Incorporated by reference to Exhibit
              10.12 to the Registration Statement.

  10.13 Amended and Restated Operating Agreement, dated as of January 1, 1999, among The Health Information Network Connection LLC, Empire Blue Cross and Blue Shield, GNYHA Management Corporation, GroupHealth Incorporated, Health Insurance Plan of Greater New York and CareInsite. Incorporated by reference to Exhibit 10.13 to the Registration Statement.

  10.14 Form of Tax-Sharing Agreement between the Registrant and Medical Manager. Incorporated by reference to Exhibit 10.14 to the Registration Statement.

  10.15 Services Agreement, dated January 1, 1999, between the Registrant and Medical Manager. Incorporated by reference to Exhibit 10.15 to the Registration Statement.

  10.16 Form of Indemnification Agreement between the Registrant and Medical Manager. Incorporated by reference to Exhibit 10.16 to the Registration Statement.

  10.17 CareInsite, Inc. 1999 Employee Stock Option Plan. Incorporated by reference to Exhibit 10.17 to the Registration Statement.*

  10.18 CareInsite, Inc. 1999 Officer Stock Option Plan. Incorporated by reference to Exhibit 10.18 to the Registration Statement.*

  10.19 Employment Agreement dated as of January 23, 1997 between Medical Manager and David M. Margulies. Incorporated by reference to
              Exhibit 10.19 to the Registration Statement.*

  10.20 Employment Agreement dated November 6, 1997 between Medical Manager and Roger C. Holstein. Incorporated by reference to
              Exhibit 10.21 to the Registration Statement.*

  10.21 Software License Agreement, dated as of March 31, 1997, between Medical Manager and Advanced Health Med-E-Systems Corporation. Incorporated by reference to Exhibit 10.22 to the Registration Statement.

  10.22 Exclusive Electronic Gateway and Network Services Agreement, dated as of May 16, 1999, between the Registrant and Medical Manager Corporation (since merged with a subsidiary of Medical Manager and renamed Medical Manager Health Systems, Inc.). Incorporated by reference to Exhibit 10.23 to the Registration Statement.

  10.23 Employment Agreement dated February 1999 between Medical Manager and James R. Love. Incorporated by reference to Exhibit 10.24 to the Registration Statement.*

  10.24 Employment Agreement dated May 26, 1998 between Medical Manager and Richard S. Cohan. Incorporated by reference to Exhibit 10.25 to the Registration Statement.*

  10.25 Stock Purchase Agreement dated as of May 24, 1999 among CareInsite and SPS Payment Systems, Inc. for the purchase of Med-Link Technologies, Inc. Incorporated by reference to Exhibit 10.26 to the Registration Statement.

  10.26 Form of Indemnification Agreement Between CareInsite and each of its directors and officers. Incorporated by reference to Exhibit
              10.27 to the Registration Statement.

  10.27 1989 Class A Non-Qualified Stock Option Plan of Medical Manager. (Incorporated by reference to Exhibit 4.1 to the Medical Manager's Registration Statement on Form S-8 (No. 333-21555)).*

  10.28 1989 Class B Non-Qualified Stock Option Plan of Medical Manager. (Incorporated by reference to Exhibit 4.2 to Medical Manager's Registration Statement on Form S-8 (No. 333-21555)).*

  10.29 1991 Director Stock Option Plan of Medical Manager. (Incorporated by reference to Exhibit 4.3 to Medical Manager's Registration Statement on Form S-8 (No. 333-21555)).*

  10.30 Stock Option Agreement, dated as of July 24, 1991, between Medical Manager and Roger C. Holstein. (Incorporated by reference to
              Exhibit 4.3 to Medical Manager's Registration Statement on Form S-8 (No. 33-46640)).*

  10.31 Form of Stock Option Agreement, made as of December 7, 1994, between Medical Manager and Paul C. Suthern. (Incorporated by reference to Exhibit 4.5 to Medical Manager's Registration Statement on Form S-8 (No. 333-21555)).*

  10.32 1997 Class D Stock Option Plan of Medical Manager. (Incorporated by reference to Exhibit 4.2 to Medical Manager's Registration Statement on Form S-8 (No. 333-36041)).*

  10.33 1991 Special Non-Qualified Stock Option Plan of Medical Manager. (Incorporated by reference to Exhibit 4.3 to Medical Manager's Registration Statement on Form S-8 (No. 333-36041)).*

  10.34 Stock Option Agreement, dated as of March 15, 1999, between Medical Manager and James R. Love. Incorporated by reference to
              Exhibit 10.35 to the Registration Statement.*

  10.35 Stock Option Agreement, dated as of January 7, 1998, between Medical Manager and David C. Amburgey. (Incorporated by reference to Exhibit 4.4 to Medical Manager's Registration Statement on Form S-8 (No. 333-72517)).*

  10.36 Stock Option Agreement, dated as of October 9, 1998, between Medical Manager and Richard S. Cohan. (Incorporated by reference to Exhibit 4.6 to Medical Manager's Registration Statement on Form S-8 (No. 333-72517)).*

  10.37 Stock Option Agreement, dated as of June 23, 1997, between Medical Manager and Roger C. Holstein. (Incorporated by reference to Exhibit 4.3 to Medical Manager's Registration Statement on Form S-8 (No. 333-72517)).*

  10.38 Employment Agreement dated as of June 11, 1999 between CareInsite and Steven L. Zatz. Incorporated by reference to Exhibit 10.39 of the Registration Statement.*

  10.39 Employment Agreement dated as of June 11, 1999 between CareInsite and Robert C. Dieterle. Incorporated by reference to Exhibit 10.40 to the Registration Statement.*

  10.40 Warrant dated as of June 14, 1999 (entitling Horizon Blue Cross Blue Shield of New Jersey to purchase from CareInsite 811,824 shares of common stock). Incorporated by reference to Exhibit
              10.41 to the Registration Statement.

  21.1        Subsidiaries of CareInsite.**

  24.1      Powers of Attorney.**

  27.1 Financial Data Schedule for fiscal year ended June 30, 1999 (for SEC use only).**

-----------------

*   Management contract or compensation plan or arrangement.

**  Filed herewith.


CAREINSITE, INC. AND SUBSIDIARIES   (a Development Stage Company)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES                     Page Number




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                         F-2


FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of June 30, 1999 and June 30, 1998                F-3

Consolidated Statements of Operations for the Years ended June 30, 1999 and June 30, 1998, the Period from Inception (December 24, 1996)
      through June 30, 1997 and Cumulative from Inception (December 24, 1996)
      through June 30, 1999                                                      F-5

Consolidated Statements of Changes in Stockholders' Equity for the Period
      from Inception (December 24, 1996) through June 30, 1997,
      the Years ended June 30, 1998 and June 30, 1999                            F-6

Consolidated Statements of Cash Flows for the Years ended June 30, 1999 and June 30, 1998, the Period from Inception (December 24, 1996)
      through June 30, 1997 and Cumulative from Inception (December 24, 1996)
      through June 30, 1999                                                      F-7

Notes to Consolidated Financial Statements                                       F-8



SUPPLEMENTAL SCHEDULES:

I   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                     S-I
II  VALUATION AND QUALIFYING ACCOUNTS                                            S-II

All other schedules not listed above have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in the notes thereto. Columns omitted from any schedule filed have been omitted because the information is not applicable.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To CareInsite, Inc.:

We have audited the accompanying consolidated balance sheets of CareInsite, Inc. (a Delaware corporation in the development stage) and subsidiaries (formerly Synetic Healthcare Communications, Inc.) as of June 30, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended June 30, 1999, the period from Inception (December 24, 1996) through June 30, 1997 and the cumulative period from Inception (December 24, 1996) through June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CareInsite, Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1999, and for the period from Inception (December 24, 1996) through June 30, 1997 and the cumulative period from Inception (December 24, 1996) through June 30, 1999, in conformity with generally accepted accounting principles.



                                                             ARTHUR ANDERSEN LLP

Roseland, New Jersey
August 27, 1999

                               CAREINSITE, INC.
                         (a Development Stage Company)

                          CONSOLIDATED BALANCE SHEETS

                                (in thousands)

                                    ASSETS


                                                                                                     June 30,
                                                                                         --------------------------------
                                                                                             1999              1998
                                                                                         -------------     --------------
CURRENT ASSETS:
           Cash and cash equivalents...............................................          $ 64,019           $    315
           Marketable securities...................................................            54,670                  -
           Accounts receivable, net of allowance of $6 at June 30, 1999............               532                  -
           Note receivable.........................................................                 -              2,000
           Receivable from affiliate...............................................             1,448                  -
           Prepaid and other.......................................................               697                220
                                                                                         -------------     --------------
                        Total current assets.......................................           121,366              2,535
                                                                                         -------------     --------------


PROPERTY, PLANT AND EQUIPMENT:
           Leasehold improvements..................................................               732                681
           Equipment...............................................................             3,454              2,826
           Furniture and fixtures..................................................               427                371
                                                                                         -------------     --------------
                                                                                                4,613              3,878
           Less: Accumulated depreciation..........................................            (2,033)            (1,025)
                                                                                         -------------     --------------
                        Property, plant and equipment, net.........................             2,580              2,853
                                                                                         -------------     --------------


CAPITALIZED SOFTWARE DEVELOPMENT COSTS.............................................            31,330              4,972

OTHER ASSETS:
           Intangible assets, net..................................................            22,475                404
           Investment..............................................................             2,000                  -
           Other...................................................................               202                 69
                                                                                         -------------     --------------
                        Total other assets.........................................            24,677                473
                                                                                         -------------     --------------
                                                                                            $ 179,953           $ 10,833
                                                                                         =============     ==============

 The accompanying notes are an integral part of these consolidated statements.

                               CAREINSITE, INC.
                         (a Development Stage Company)

                          CONSOLIDATED BALANCE SHEETS

                       (in thousands, except share data)

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                                       June 30,
                                                                                        ---------------------------------------
                                                                                            1999                      1998
                                                                                        --------------            -------------
CURRENT LIABILITIES
           Accounts payable..........................................................       $     764                 $    594
           Payable to Parent.........................................................             853                        -
           Payable to affiliate......................................................             497                        -
           Accrued liabilities.......................................................           4,415                    1,166
                                                                                        --------------            -------------
                        Total current liabilities....................................           6,529                    1,760
                                                                                        --------------            -------------

DEFERRED INCOME TAXES................................................................               -                    1,275
                                                                                        --------------            -------------

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY:
           Preferred stock, $.01 par value, 30,000,000 shares authorized;
                none issued and outstanding..........................................               -                        -
           Common stock, $.01 par value, authorized 300,000,000 shares;
                70,410,134 shares issued and outstanding at June 30, 1999 and
                50,062,500 shares issued and outstanding at
                June 30, 1998........................................................             704                      501
           Additional paid-in capital................................................         247,932                   69,989
           Stock subscription receivable.............................................               -                  (10,000)
           Deficit accumulated during the development stage..........................         (75,490)                 (52,692)
           Accumulated other comprehensive income....................................             278                        -
                                                                                        --------------            -------------
                        Total stockholders' equity...................................         173,424                    7,798
                                                                                        --------------            -------------
                                                                                            $ 179,953                 $ 10,833
                                                                                        ==============            =============

The accompanying notes are an integral part of these consolidated statements.

                               CAREINSITE, INC.
                         (a Development Stage Company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (in thousands, except per share data)


                                                                                        Period From           Cumulative From
                                                                                         Inception                Inception
                                                     Years Ended June 30,             (Dec. 24, 1996)          (Dec. 24, 1996)
                                             -----------------------------------          Through                  Through
                                                  1999                1998             June 30, 1997            June 30, 1999
                                             ---------------     ---------------     -------------------     --------------------
Net revenue...............................        $     371             $     -               $       -                $     371
Service revenue to affiliates.............              993                   -                       -                      993
                                             ---------------     ---------------     -------------------     --------------------
              Total revenues..............            1,364                   -                       -                    1,364
                                             ---------------     ---------------     -------------------     --------------------
Costs and Expenses:
    Cost of revenues......................               69                   -                       -                       69
    Cost of services to affiliates........              993                   -                       -                      993
    Research and development expenses.....           11,253               4,159                   7,505                   22,917
    Sales and marketing expenses..........            1,910               1,733                   1,150                    4,793
    General and administrative expenses...            4,205               2,840                     937                    7,982
    Litigation costs......................            4,300                   -                       -                    4,300
    Acquired in-process research and
     development..........................                -                   -                  32,185                   32,185
    Depreciation and amortization.........            1,695               1,650                     589                    3,934
                                             ---------------     ---------------     -------------------     --------------------
              Total costs and expenses....           24,425              10,382                  42,366                   77,173
                                             ---------------     ---------------     -------------------     --------------------
Loss from operations......................          (23,061)            (10,382)                (42,366)                 (75,809)
Other income, net.........................              263                  47                       9                      319
                                             ---------------     ---------------     -------------------     --------------------
Net loss..................................        $ (22,798)          $ (10,335)              $ (42,357)               $ (75,490)
                                             ===============     ===============     ===================     ====================

Net loss per share, basic and diluted.....        $   (0.40)          $   (0.21)              $   (0.85)               $   (1.45)
                                             ===============     ===============     ===================     ====================

Weighted average shares outstanding,
 basic and diluted........................           56,371              50,063                  50,063                   52,166
                                            ================     ===============    ===================      ====================


 The accompanying notes are an integral part of these consolidated statements.

                               CAREINSITE, INC.
                         (a Development Stage Company)

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (in thousands)



                                                      Common Stock                             Deficit
                                                    ----------------                         Accumulated  Accumulated
                                                      Number         Additional     Stock     During the     Other        Total
                                                        of             Paid-In  Subscription Development Comprehensive Stockholders'
                                                      Shares  Amount   Capital   Receivable     Stage        Income       Equity
                                                    -------- ------- ---------- ------------ ----------- ------------- -------------

Capitalization at Inception, December 24, 1996.....  50,063   $ 501    $ 9,499    $ (10,000)  $       -       $   -    $       -
      Contribution of Avicenna assets..............       -       -     28,817            -           -           -       28,817
      Contribution of CareAgents stock.............       -       -      3,250            -           -           -        3,250
      Net loss.....................................       -       -          -            -     (42,357)          -      (42,357)
      Capital contributions from Parent............       -       -     11,856            -           -           -       11,856
                                                    -------- ------- ---------- ------------ -----------  ----------   ----------
Balance at June 30, 1997...........................  50,063     501     53,422      (10,000)    (42,357)          -        1,566
                                                    -------- ------- ---------- ------------ -----------  ----------   ----------
      Net loss.....................................       -       -          -            -     (10,335)          -      (10,335)
      Capital contributions from Parent............       -       -     16,567            -           -           -       16,567
                                                    -------- ------- ---------- ------------ -----------  ----------   ----------
Balance at June 30, 1998...........................  50,063     501     69,989      (10,000)    (52,692)          -        7,798
                                                    -------- ------- ---------- ------------ -----------  ----------   ----------
         Net loss..................................       -       -          -            -     (22,798)          -      (22,798)
         Unrealized gains on marketable securities        -       -          -            -           -         278          278
                                                                                                                       ----------
           Total comprehensive loss................                                                                      (22,520)
      Settlement of stock subscription receivable..       -       -          -       10,000           -           -       10,000
      Common stock issued to Cerner................  13,148     131     32,455            -           -           -       32,586
      Issuance of warrants to THINC................       -       -      1,700            -           -           -        1,700
      Issuance of warrants to Horizon..............       -       -      6,725            -           -           -        6,725
      Sale of common stock in initial public
        offering, net of underwriting discount
        and offering expenses of $10,509...........   6,498      65    106,381            -           -           -      106,446
      Common stock issued to Parent................     701       7     11,207            -           -           -       11,214
      Capital contributions from Parent............       -       -     19,475            -           -           -       19,475
                                                    -------- ------- ---------- ------------ -----------  ----------   ----------
Balance at June 30, 1999...........................  70,410   $ 704   $247,932    $       -   $ (75,490)      $ 278    $ 173,424
                                                    ======== ======= ========== ============ ===========  ==========   ==========

 The accompanying notes are an integral part of these consolidated statements.

                               CAREINSITE, INC.
                         (a Development Stage Company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in thousands)



                                                                                              Period From         Cumulative
                                                                                               Inception        From Inception
                                                                   Years Ended June 30,     (Dec. 24, 1996)     (Dec. 24, 1996)
                                                            ------------------------------      Through             Through
                                                               1999             1998         June 30, 1997       June 30, 1999
                                                            ------------    --------------   ---------------   ------------------
Cash Flows Used In Operating Activities:
  Net loss...............................................     $ (22,798)        $ (10,335)      $ (42,357)       $ (75,490)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
       Depreciation and amortization.....................         1,695             1,650             589            3,934
       Write-off of acquired in-process research and
        development costs................................             -                 -          32,185           32,185
       Write-off of acquired intellectual property and
             software technologies.......................             -                 -           5,228            5,228
       Write-off of capitalized software costs...........         2,381                 -               -            2,381
       Net loss from investment in unconsolidated
        affiliate........................................           596                 -               -              596
       Changes in operating assets and liabilities:
           Accounts and affiliate receivable, net........        (1,269)                -               -           (1,269)
           Prepaid and other current assets..............          (410)                -               -             (410)
           Other assets..................................          (434)             (217)             61             (590)
           Accounts, Parent and affiliate payables.......         1,499               329            (241)           1,587
           Accrued liabilities...........................           464              (479)           (476)            (491)
                                                            ------------    --------------   -------------    -------------
            Net cash used in operating activities........       (18,276)           (9,052)         (5,011)         (32,339)
                                                            ------------    --------------   -------------    -------------
Cash Flows Used In Investing Activities:
       Purchases of property, plant and equipment........          (276)           (2,097)         (1,023)          (3,396)
       Software development costs........................        (7,769)           (4,624)           (348)         (12,741)
       Purchases of short-term marketable securities.....       (54,392)                -               -          (54,392)
       Acquisition of Med-Link, net of cash acquired.....       (13,980)                -               -          (13,980)
       Investment in unconsolidated affiliate............        (1,350)                -               -           (1,350)
                                                            ------------    --------------   -------------    -------------
            Net cash used in investing activities........       (77,767)           (6,721)         (1,371)         (85,859)
                                                            ------------    --------------   -------------    -------------
Cash Flows Provided By Financing Activities:
       Proceeds from stock subscription receivable.......        10,000                 -               -           10,000
       Net proceeds from initial public offering.........       108,366                 -               -          108,366
       Proceeds from sale of Common Stock to Parent......        11,214                 -               -           11,214
       Proceeds from sale of Common Stock to Cerner......        11,786                 -               -           11,786
       Capital contribution from Parent..................        18,381            15,842           6,628           40,851
                                                            ------------    --------------   -------------    -------------
            Net cash provided by financing activities....       159,747            15,842           6,628          182,217
                                                            ------------    --------------   -------------    -------------
Change in cash and cash equivalents......................        63,704                69             246           64,019
Cash and cash equivalents, beginning of period...........           315               246               -                -
                                                            ------------    --------------   -------------    -------------
Cash and cash equivalents, end of period.................     $  64,019         $     315       $     246        $  64,019
                                                            ============    ==============   =============    =============

Supplemental disclosure of non-cash investing and
     financing activities:
  Contribution of Avicenna assets from Parent............     $       -         $       -       $  28,817        $  28,817
                                                            ============    ==============   =============    =============
  Contribution of CareAgents stock from Parent...........     $       -         $       -       $   3,250        $   3,250
                                                            ============    ==============   =============    =============
  Contribution of acquired intellectual property
     and software technologies from Parent...............     $       -         $       -       $   5,228        $   5,228
                                                            ============    ==============   =============    =============
  Contribution of note receivable from Parent............     $       -         $   2,000       $       -        $   2,000
                                                            ============    ==============   =============    =============
  Issuance of equity for software technology licensed
     from Cerner.........................................     $  20,800         $       -       $       -        $  20,800
                                                            ============    ==============   =============    =============
  Conversion of note receivable into a stock investment..     $   2,000         $       -       $       -        $   2,000
                                                            ============    ==============   =============    =============
  Issuance of THINC warrant..............................     $   1,700         $       -       $       -        $   1,700
                                                            ============    ==============   =============    =============
  Issuance of Horizon warrant............................     $   6,725         $       -       $       -        $   6,725
                                                            ============    ==============   =============    =============

 The accompanying notes are an integral part of these consolidated statements.

                               CAREINSITE, INC.
                         (a Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Nature of Operations and Strategic Relationships


The Company

     On December 24, 1996, Medical Manager Corporation (formerly known as Synetic, Inc., herein referred to as "Medical Manager" or the "Parent") acquired Avicenna Systems Corporation, a privately held, development stage company that marketed and built Intranets for managed healthcare plans, integrated healthcare delivery systems and hospitals (See Note 3). The acquisition of Avicenna marked the inception of Medical Manager's healthcare electronic commerce business (the "Inception"). On January 23, 1997, Medical Manager acquired CareAgents, Inc. ("CareAgents"), a privately held, development stage company engaged in developing Internet-based clinical commerce applications (See Note 3). On November 24, 1998, Medical Manager formed Synetic Healthcare Communications, Inc., which was subsequently renamed CareInsite, Inc. ("CareInsite" or the "Company"). On January 2, 1999, Medical Manager contributed the stock of CareAgents to Avicenna. Concurrently, Avicenna contributed the stock of CareAgents and substantially all of Avicenna's other assets and liabilities to the Company (the "Formation"). Medical Manager also contributed $10,000,000 in cash to the Company. The Formation has been accounted for using the carryover basis of accounting and the Company's financial statements include the accounts and operations of Avicenna and CareAgents for all periods presented from the date each entity was acquired. As of June 30, 1999, Medical Manager owned 72.1% of the outstanding common stock of the Company.

     On June 16, 1999, the Company completed its initial public offering of 6,497,500 shares of its common stock (the "Offering"). The net proceeds of the Offering were $106,446,000.

     The Company is in the development stage. The Company intends to provide a broad range of healthcare electronic commerce services which will leverage Internet technology to improve communication among physicians, payers, suppliers and patients. The provision of products and services using Internet technology in the healthcare electronic commerce industry is subject to risks, including, but not limited to, those associated with competition from existing companies offering the same or similar services, uncertainty with respect to market acceptance of its products and services, rapid technological change, management of growth, availability of future capital and minimal previous record of operations or earnings.


Strategic Relationships



THINC

          In January 1999, the Company, The Health Information Network Connection LLC ("THINC"), and the THINC founding members, Greater New York Hospital Association, Empire Blue Cross and Blue Shield ("Empire"), Group Health Incorporated ("GHI"), and HIP Health Plans ("HIP") entered into definitive agreements and consummated a broad strategic alliance. Under this arrangement, among other things, the Company (i) acquired a 20% ownership interest in THINC in exchange for $1,500,000 in cash and a warrant to purchase an aggregate of 4,059,118 shares of common stock of the Company, (ii) agreed to extend senior loans to THINC of $2,000,000 of working capital line of credit (the "Working Capital Line of Credit") and $1,500,000 of contingent line of credit (the "Contingent Line of Credit"), (iii) entered into a Management Services Agreement with THINC pursuant to which the Company will manage all operations of THINC, including, providing THINC with certain content and messaging services, (iv) licensed to THINC content and messaging services for use over the THINC network and (v) entered into Clinical Transaction Agreements with each of Empire, GHI and HIP (the "THINC Payers") to provide online prescription and laboratory transaction services. The Company's Clinical Transaction Agreement with GHI specifies that the Company

                               CAREINSITE, INC.
                         (a Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  Nature of Operations and Strategic Relationships  (continued)


does not have the right to provide prescription communication services to GHI unless either the Company enters into an agreement with GHI's pharmacy benefit manager outlining a methodology for the implementation of such services or GHI elects to proceed without such an agreement. GHI's current pharmacy benefit manager is Merck-Medco, a company with whom the Company is currently involved in litigation (See Note 7). To date, the Company has not entered into any such agreement with Merck-Medco and GHI has not made such election.

     As part of this arrangement, THINC entered into Managed Care Transaction Contracts with each of the THINC Payers whereby the THINC Payers agreed to use the THINC network for their online medical claims submission, eligibility, benefit plan detail, roster distribution, remittance advice distribution, claims inquiry, referral/pre-certification and authorization, and encounter submission transactions.

          The warrant issued to THINC is exercisable on December 13, 1999 at $4.00 per share of common stock and expires on January 1, 2006, subject to certain exceptions. The warrant and the shares of the Company's common stock issuable upon the exercise of the warrant are subject to certain restrictions on transfer. The estimated fair value of the warrant on the date issued was $1,700,000, as determined using the Black-Scholes option-pricing model. The Company accounts for its investment in THINC using the equity method of accounting.

Cerner

     In January 1999, the Company entered into definitive agreements and consummated a broad strategic alliance with Cerner Corporation ("Cerner"). Cerner, a publicly traded corporation, is a supplier of clinical and management information systems for healthcare organizations. Under this arrangement, the Company, among other things, obtained a perpetual software license to the functionality embedded in Cerner's Health Network Architecture ("HNA"), including HNA Millennium Architecture, in exchange for 12,437,500 shares of the Company's common stock (such shares are subject to certain restrictions on transfer and other adjustments). In addition, the Company issued to Cerner a warrant to purchase up to 1,008,445 shares of common stock at $4.00 per share, exercisable only in the event THINC exercises its warrant. Also, the Company will issue to Cerner 2,503,125 additional shares of common stock on or after February 15, 2001 at $0.01 per share in the event the Company has achieved a stated level of physician participation by 2001. The software acquired from Cerner was valued at $20,800,000 based on the value of the equity consideration as determined using an income approach valuation methodology. A ten year forecast of revenues and costs was prepared with the resulting cash flows reduced by working capital and capital expenditures. The net results were then discounted to present value based on a weighted average discount rate of 30%. In connection with the Company's strategic relationship with Cerner, the Company sold to Cerner a beneficial interest representing 2% of THINC. As beneficial owner, Cerner will receive any dividends, income and liquidation or disposition proceeds related to its 2% interest. However, the Company will remain the owner of record, will exercise voting rights and will have the right to sell, transfer, exchange, encumber, or otherwise dispose of Cerner's 2% interest. Cerner has also agreed to fund $1,000,000 of the Company's $2,000,000 senior loan to THINC. Additionally, the Company and Cerner entered into a Marketing Agreement that allows for the marketing and distribution of the Company's services to the physicians and providers associated with more than 1,000 healthcare organizations who currently utilize Cerner's clinical and management information system. In addition, Cerner committed to make available engineering and systems architecture personnel and expertise to accelerate the deployment of the Company's services, as well as ongoing technical support and future enhancements to HNA. Concurrent with the Offering, the Company sold 537,634 shares of its common stock to Cerner for net proceeds of approximately $9,000,000. As of June 30, 1999, Cerner owned 18.7% of the outstanding common stock of the Company.

                               CAREINSITE, INC.
                         (a Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Nature of Operations and Strategic Relationships  (continued)

Horizon Blue Cross Blue Shield of New Jersey

          In June 1999, the Company entered into a five and one-half year agreement with Horizon Blue Cross Blue Shield of New Jersey ("Horizon") to provide online prescription, laboratory and managed care communication services. In connection with this transaction, among other things, the Company issued to Horizon a warrant to purchase an aggregate of 811,824 shares of common stock of the Company. The Horizon warrant is exercisable December 23, 2001 at $18.00 per share and expires on January 4, 2005. The Horizon warrant and the shares of the Company's common stock issuable upon the exercise of the Horizon warrant are subject to certain restrictions on transfer. The estimated fair value of the warrant at the date issued was approximately $6,725,000, as determined using the Black-Scholes option-pricing model.

Medical Manager Health Systems, Inc.

     Medical Manager Health Systems, Inc. ("Medical Manager Health Systems"), a wholly-owned subsidiary of Medical Manager, is a leading provider of comprehensive physician practice management systems that address the financial, administrative and clinical practice needs of physicians.

     Medical Manager Health Systems and the Company entered into an agreement under which the Company will be the exclusive provider of certain network, web hosting and transaction services to Medical Manager Health Systems. Under this agreement the Company intends to provide healthcare e-commerce services to Medical Manager Health System physician base. The Company intends to use Medical Manager Health Systems' sales and support network as a platform from which to distribute, install and support the Company's transaction, messaging and content services to Medical Manager Health Systems physicians.

America Online agreement

     In September 1999, the Company entered into a strategic alliance with America Online, Inc. ("AOL") for the Company to be AOL's exclusive provider of a comprehensive suite of services that connect AOL's 18 million members, as well as CompuServe members and visitors to AOL's Web-based brands Netscape, AOL.COM and Digital City (collectively, "AOL Members"), to physicians, health plans, pharmacy benefit managers, covered pharmacies and labs. Under the agreement, the Company and AOL have agreed to create co-branded sites which will enable AOL Members to manage their healthcare through online communication with their physicians, health plans, pharmacy benefit managers, covered pharmacies and labs. Through this arrangement, AOL Members will have access to the Company's secure, real-time services being developed that allow them, among other things, to select and enroll in health plans, choose their providers, schedule appointments, renew and refill plan approved prescriptions, view lab results, review claims status, receive explanations of benefits, review patient education materials provided by their health plans, understand plan policies and procedures and receive plan treatment authorizations. The Company and AOL have also agreed to collaborate in sales and marketing to the healthcare industry, and they intend to leverage their alliance into cross-promotional and shared advertising revenue initiatives. Under the financial terms of the arrangement, the Company has agreed to make $30,000,000 of guaranteed payments to AOL.

     Under a separate agreement entered into in September 1999, AOL purchased 100 shares of the Company's newly issued convertible redeemable preferred stock ("Preferred Stock") at a price of $100,000 per share, or $10,000,000 of Preferred Stock in the aggregate, with an option to purchase up to an additional 100 shares of Preferred Stock in September 2000 at the same price. At the option of AOL, in March 2002, the Preferred Stock is either redeemable in whole for $100,000 per share in cash or convertible in whole, on a per share basis, into
(i) the number of shares of the Company's common stock equal to $100,000 divided by $49.25 (or 2,030.5 shares) and (ii) a warrant exercisable for

                               CAREINSITE, INC.
                         (a Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Nature of Operations and Strategic Relationships  (continued)

the same number of shares of the Company's common stock, or 2,030.5 shares, at a price of $49.25 per share. In the event that AOL elects to convert the 100 shares of Preferred Stock it purchased in September 1999, it would receive 203,046 shares of the Company's common stock and a warrant exercisable into an additional 203,046 shares at $49.25 per share. Prior to March 2002, AOL has the right to require the Company to redeem the Preferred Stock in whole at $100,000 per share in the event of a change of control of the Company. The Preferred Stock is non-voting except under certain extraordinary circumstances and no dividend is payable on the Preferred Stock unless the Company declares a dividend on its common stock.

(2)  Summary of Significant Accounting Policies

Principles of consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue recognition

     Revenue is recognized when services are performed. The Company began to recognize revenues for the first time during fiscal year 1999. Revenues have been recognized under the management services agreement with THINC and the Company's newly acquired subsidiary Med-Link (See Note 3). Two customers accounted for approximately 37.9% and 10.3% of net revenues, excluding service revenues from affiliates, during fiscal year 1999.

Property, plant and equipment

     Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the underlying lease. Estimated useful lives by class of assets are as follows:

   Equipment.................................................      3 - 5 years
   Furniture and fixtures....................................      7 years
   Leasehold improvements....................................  Lesser of useful life or lease term

     Expenditures for repairs and maintenance are charged to expense as incurred. Renewals or betterments of significant items are capitalized.

     The Company assesses the recoverability of long-lived assets periodically. If there is an indication of impairment of such assets, the amount of impairment, if any, is charged to operations in the period in which impairment is determined.

Intangible assets

     Intangible assets relate to goodwill and services agreements and are stated at cost less accumulated amortization. Intangible assets are amortized over the expected periods to be benefited, which have been determined to have lives between 3 and 10 years. Accumulated amortization at June 30, 1999 and 1998 was approximately $1,903,000 and $1,214,000, respectively.

     The Company periodically assesses the recoverability of intangible assets by determining whether the amortization of the balances over its remaining life can be recovered through projected undiscounted cash flows. Any impairment is charged to operations in the period in which impairment is determined.

                               CAREINSITE, INC.
                         (a Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2)  Summary of Significant Accounting Policies  (continued)


Product development costs

     The Company incurs costs for the production of computer software for use in the sale of its services. The Company's services include prescription communication services, laboratory communication services, managed care services (which include claims eligibility and referral and pre-certification authorization services), content services and messaging services. All costs in the software development process, which are classified as research and development, are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, such software development costs are capitalized until the software is commercially available. Costs capitalized include direct labor and related overhead for software produced by the Company and the costs of software licensed from third parties related to the Company's services.

     The amounts expensed in the fiscal years ended June 30, 1999 and 1998 and the period from inception December 24, 1996 through June 30, 1997, were $11,253,000, $4,159,000 and $7,505,000, respectively. As of June 30, 1999 and
1998, capitalized internally generated costs were $4,353,000 and $4,368,000, respectively. As of June 30, 1999 and 1998, amounts capitalized for software licensed from vendors were $26,977,000 and $604,000, respectively. Software licensed from vendors primarily relates to the perpetual software licenses obtained from Cerner.

     During the year ending June 30, 1999, the Company abandoned its development efforts with respect to certain of its products and services as a result of encountering a high risk development issue associated with integrating those products and services with the acquired Cerner technology. Accordingly, the capitalized software costs related to these products and services in the amount of $2,381,000 were written off in December 1998 and included in research and development expenses for the year ended June 30, 1999.

     For the period from inception (December 24, 1996) through June 30, 1997, $5,228,000 of costs associated with the acquisitions of certain intellectual property and software technologies was expensed as research and development as technological feasibility had not been reached.

Cash and cash equivalents

     The Company considers all investment instruments with an original maturity of three months or less to be the equivalent of cash for purposes of balance sheet presentation and for the consolidated statements of cash flows. These short-term investments are stated at cost, which approximates markets.

Net loss per share

     Basic net loss per share and diluted net loss per share are presented in conformity with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. It also requires a reconciliation of the numerator and denominator of the basic net loss per share to the numerator and denominator of the diluted net loss per share. As of June 30, 1999 the calculation of diluted net loss per share excludes an aggregate of 4,652,500 shares of common stock issuable upon exercise of employee stock options, warrants to purchase an aggregate of 5,879,387 shares of common stock and an aggregate of 2,503,125 shares of common stock contingently issuable to Cerner, as the effect of such shares would be anti-dilutive for all periods presented. Common shares outstanding and per share amounts reflect the Formation and are considered outstanding from inception.

                               CAREINSITE, INC.
                         (a Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2)  Summary of Significant Accounting Policies  (continued)

Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Business segment information

     The Company adopted Statement of Financial Accounting Standards, No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS
No. 131"), in fiscal year 1999. SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products, geographic information and major customers. The Company operates in a single business segment, which is healthcare e-commerce within the United States.

Recently issued accounting standards

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position, or "SOP," 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that entities capitalize certain costs related to internal-use software once certain criteria have been met. The Company is required to implement SOP 98-1 for the year ending June 30, 2000. Management believes the adoption of SOP 98-1 will have no material impact on the Company's financial condition or results of operations.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that entities expense start-up costs as incurred. The Company is required to implement SOP 98-5 for the year ending June 30, 2000. Management believes the adoption of SOP 98-5 will have no material impact on the Company's financial condition or results of operations.

Reclassifications

     Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Accrued liabilities

                                                             June 30, 1999            June 30, 1998
                                                           ------------------       ------------------
                                                                          (in thousands)
Accrued payroll and benefit costs.................                  $  618                   $  408
Accrued software costs............................                       -                      400
Accrued accounting fees...........................                     370                        -
Accrued legal fees................................                   1,765                        -
Accrued acquisition costs.........................                     590                      109
Accrued consulting................................                      48                      154
Accrued printing and engraving cards..............                     474                        -
Other.............................................                     550                       95
                                                                    ------                   ------
                                                                    $4,415                   $1,166
                                                                    ======                   ======

                               CAREINSITE, INC.
                         (a Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)  Acquisitions

Avicenna

     On December 24, 1996, Medical Manager acquired the outstanding equity and indebtedness (including employee stock options) of Avicenna, a privately held development stage company located in Cambridge, Massachusetts, for 428,643 shares of Medical Manager's common stock and 161,015 shares of Medical Manager's common stock to be issued in connection with the exercise of employee stock options. The shares issued were subject to certain limitations restricting the liquidity and transferability of such shares. The fair value of the shares, as determined by management, was approximately $47.37 per share. A discount was applied to the market value of Medical Manager stock to reflect the limitations restricting the liquidity and transferability of such shares to arrive at this amount. The acquisition was accounted for using the purchase method, with the purchase price being allocated to assets acquired based on their fair values.

     A summary of the purchase price allocation is as follows (in thousands):

     Cash........................................................................ $    42
     Short-term investments......................................................     240
     Other assets................................................................     216
     Property, plant and equipment...............................................     759
     Purchased research and development..........................................  28,600
     Intangible assets...........................................................   1,502
     Goodwill....................................................................     116
                                                                                  -------
                                                                                  $31,475
                                                                                  =======

     The intangible assets of $1,502,000 represent the estimated fair market value of Avicenna's existing technical staff. The amount allocated to technical staff was determined based on the estimated costs to recruit, train and develop a replacement workforce. The significant assumptions include salary and benefit levels and expected employee turnover rate. The amount allocated to acquired in-process research and development of $28,600,000 was determined using established valuation techniques. Remaining amounts have been allocated to goodwill and were amortized over a two-year period.

CareAgents

     On January 23, 1997, Medical Manager acquired CareAgents, a privately held development stage company, for 106,029 shares of Medical Manager's common stock. The shares issued were subject to certain limitations restricting the liquidity and transferability of such shares. The fair value of the shares, as determined by management, was approximately $30.65 per share. A discount was applied to the market value of Medical Manager stock to reflect the two-year limitation restricting the liquidity and transferability of such shares to arrive at this amount. CareAgents was an early development stage company focused on Internet-based clinical commerce applications. The acquisition was accounted for using the purchase method, with the purchase price being allocated to acquired in process research and development of $3,585,000 based on its fair value. The amount allocated to purchased research and development of $3,585,000 was determined using established valuation techniques.

Acquired In-Process Research and Development

     In connection with the acquisitions of Avicenna and CareAgents, an allocation of the purchase price was made to acquired in-process research and development. The estimates of fair value for the purchased research and development are primarily the responsibility of management. These amounts have been expensed on the respective

                               CAREINSITE, INC.
                         (a Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)  Acquisitions  (continued)

acquisition dates as the in-process research and development had not reached technological feasibility and had no alternative future use. A description of the acquired in-process research and development and the estimates made are as follows:

Avicenna

     The amount allocated to acquired in-process research and development of $28,600,000 was determined based on an income approach valuation methodology. The valuation projected revenue and costs over a nine year period with profitability commencing in three years and increasing steadily through year nine. The assumptions on which the projections were based are subject to a high degree of uncertainty. The more significant uncertainties were those regarding the timing and extent of the estimated revenues associated with this technology as well as the estimated costs to complete the development. A nine year forecast of revenues and costs attributable to the acquired technology was prepared. The nine-year projection period was consistent with the expected useful life of the Intranets under development. The resulting operating cash flows were then reduced by working capital and capital expenditures and discounted to present value based upon a discount rate of 30%.

     Avicenna was in the early stages of its development and the systems under development had not yet reached technological feasibility. There was no alternative future use for the technology then developed.

     Avicenna had incurred approximately $1,263,000 in research and development costs to develop the technology to its then current status. Significant costs remained to complete the technological capabilities of its product line and then migrate those capabilities to a new business model envisioned by Medical Manager.

CareAgents

     The entire purchase price of $3,585,000 was assigned to acquired in-process research and development. The purchase price allocation to acquired in-process research and development was determined based on an income approach methodology. The assumptions on which the projections were based are subject to a high degree of uncertainty. The more significant uncertainties were those regarding the timing and extent of the estimated revenues associated with this technology as well as the estimated costs to complete the development, as CareAgents was in its initial stages of development. A nine-year forecast of revenues and costs attributable to the acquired technology was prepared. The nine-year projection period was consistent with the expected useful life of the Intranets under development. The resulting operating cash flows were then reduced by working capital and capital expenditures and discounted to present value based upon a discount rate of 50%.


     CareAgents' technology was in the very early stages of development with basic user requirements, a business plan, preliminary system architecture with process flow diagrams and prototyping efforts comprising the work completed to date. Substantial costs remained to mature the technology to the point of technological feasibility and then complete for first product deployment. No work had been completed on a detailed engineering design or on building or testing any substantive code.

Med-Link Technologies, Inc.

          On May 24, 1999, the Company acquired Med-Link Technologies, Inc. ("Med-Link"), a provider of electronic data interchange services based in Somerset, New Jersey. The purchase price for the outstanding capital stock of Med-Link was $14,000,000 in cash. The acquisition was funded through the sale of 875,000 shares of the Company's common stock at a price of $16.00 per share for total proceeds of $14,000,000. Of these shares, Medical Manager purchased 700,875 shares and Cerner purchased 174,125 shares. The acquisition was accounted for using the purchase method of accounting. The operations of Med-Link are included in the accounts beginning on May 24, 1999.

                               CAREINSITE, INC.
                         (a Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)  Acquisitions  (continued)

     Management of the Company allocated the purchase consideration for Med-Link assets acquired, at fair market value, with the excess allocated to goodwill. Goodwill of $13,450,000 is being amortized over ten years utilizing the straight line method.


     A preliminary summary of the purchase price allocation is as follows (in thousands):

     Cash........................................................................ $    20
     Accounts receivable.........................................................     711
     Other assets................................................................      38
     Property, plant and equipment...............................................     459
     Goodwill....................................................................  13,450
                                                                                   ------
                                                                                  $14,678
                                                                                  =======

Unaudited Pro Forma Financial Data

     The unaudited pro forma revenues, net and net loss per common share, assuming the Med-Link acquisition was consummated on July 1, 1997 are presented below. The unaudited pro forma financial data does not purport to represent what the Company's results of operations actually would have been if those transactions had been consummated on the dates or for the periods indicated, or what such results will be for any future date or for any future period.


                                                                                              (unaudited)
                                                                                            Pro forma June 30,
                                                                               -----------------------------------------
                                                                                        1999                 1998
                                                                               -----------------------------------------
                                                                                  (in thousands, except per share data)
Net revenues                                                                            $  4,311             $  2,657
                                                                                        ========             ========
Net loss                                                                                $(25,414)            $(13,212)
                                                                                        ========             ========
Net loss per common share, basic and diluted                                            $  (0.44)            $  (0.26)
                                                                                        ========             ========
Weighted average shares outstanding, basic and diluted                                    57,155               50,938
                                                                                        ========             ========


(4)  Investment

     On March 24, 1998, Medical Manager loaned a privately held company ("Debtor") $2,000,000 under an 8% Senior Convertible Note due March 23, 1999 (the "Note"). In connection with the Formation of the Company, Medical Manager assigned its rights under the Note to the Company. In January 1999, Debtor was acquired by another privately held company ("Successor"). In connection with this acquisition, the Company elected to convert the Note into 291,952 shares of Successor's Series B Preferred Stock ("Preferred"). The Preferred is convertible into common stock (i) at the Company's option any time after the anniversary date of issuance, and (ii) automatically immediately prior to an IPO of Successor. In 1999, the Successor entered into a plan of merger with a publicly held company. Should the merger be approved and completed, the Successor's Preferred will be convertible into a pre-determined number of shares of common stock of this publicly held company. The Preferred is included on the consolidated balance sheet as an investment at June 30, 1999.

                               CAREINSITE, INC.
                         (a Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)  Related Party Transactions

Tax sharing agreement

     Effective June 16, 1999, the Company no longer files a consolidated federal income tax return with Medical Manager, but will continue to file a combined tax return with Medical Manager for California income tax purposes. The Company and Medical Manager entered into a tax sharing agreement providing, among other things, that, for periods prior to the Offering and during which the Company was included in Medical Manager's consolidated federal income tax returns, the Company will be required to pay Medical Manager an amount equal to the Company's federal income tax liabilities for these periods, determined as if the Company had filed federal income tax returns on a separate company basis. Additionally, for periods both before and after the Offering, in situations where the Company files a combined return with Medical Manager for state income tax purposes, such as for California, the Company will be required to pay Medical Manager an amount equal to the Company's state income tax liabilities, determined as if the Company had filed state income tax returns on a separate company basis. If the Company experiences a net operating loss resulting in no federal or state income tax liability for a taxable period in which it was included in Medical Manager's consolidated federal or combined state income tax returns, the Company will be entitled to a payment from Medical Manager equal to the reduction, if any, in the federal or state income tax liability of the Medical Manager consolidated group by reason of the use of the Company's net operating loss. Further, under the tax sharing agreement, if the Company receives a net tax benefit for certain equity based compensation arrangements involving Medical Manager stock, or for the payment by Medical Manager of certain litigation expenses and damages pursuant to the terms of an indemnification agreement between the Company and Medical Manager as described below, then the Company is required to pay an amount equal to those tax benefits to Medical Manager when they are actually realized by the Company. The tax sharing agreement also provides for Medical Manager to conduct tax audits and tax controversies on the Company's behalf for periods, and with respect to returns, in which the Company is included in the Medical Manager consolidated or combined returns.

Services agreement

     The Company and Medical Manager entered into a services agreement dated as of January 1, 1999, pursuant to which Medical Manager will provide the Company with certain administrative services which may include payroll, accounting, business development, legal, tax, executive services and information processing and other similar services. The Company pays the actual costs of providing these services. Such costs include an allocable portion of the compensation and other related expenses of employees of Medical Manager who serve as officers of the Company. This agreement is terminable by either party upon 60 days prior written notice in certain events, or by Medical Manager, at any time, if Medical Manager ceases to own at least 50% of the voting stock of the Company. The services agreement shall terminate by its terms, if not previously terminated or renewed, on January 1, 2004.

     Allocations from Medical Manager to the Company were $1,050,000, $836,000 and $230,000 for the fiscal years ended June 30, 1999 and 1998 and for the period from Inception (December 24, 1996) through June 30, 1997, respectively. The allocation was calculated based on the estimated time the Medical Manager employees worked providing services to the Company. As of June 30, 1999, the Company owes Medical Manager an aggregate of $853,000 associated with services agreement, reimbursable expenses and certain costs related to the Offering.

Indemnification agreement

     The Company and Medical Manager entered into an indemnification agreement, under the terms of which the Company will indemnify and hold harmless Medical Manager, on an after tax basis, with respect to any and all claims, losses, damages, liabilities, costs and expenses that arise from or are based on the operations of the business of the Company before or after the Offering. Similarly, Medical Manager will indemnify and hold harmless the Company, on an after tax basis, with respect to any and all claims, losses, damages, liabilities, costs and expenses that arise from or are based on the operations of Medical Manager other than the business of the Company before or after the Offering.

                               CAREINSITE, INC.
                         (a Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  Related Party Transactions  (continued)

     With respect to the Merck litigation (See Note 7), this agreement provides that Medical Manager will bear both the actual costs of conducting the litigation and any monetary damages that may be awarded to Merck and Merck-Medco in the litigation. The Company records amounts funded by Medical Manager as a capital contribution, which was $4,300,000 through June 30, 1999. The agreement further provides that any damages awarded to the Company and Medical Manager in the litigation will be for the account of Medical Manager. Finally, the agreement provides that Medical Manager shall not be responsible for any losses suffered by CareInsite resulting from any equitable relief obtained by Merck-Medco against CareInsite, including, but not limited to, any lost profits, other losses, damages, liabilities, or costs or expenses arising from such equitable relief.

Medical Manager Health Systems

     The Company has an agreement with Medical Manager Health Systems, under which the Company will be the exclusive provider of certain network, web hosting and transaction services to Medical Manager Health Systems. Medical Manager Health Systems is a leading provider of comprehensive physician practice management information systems that address the financial, administrative and clinical practice needs of physicians. The Company intends to provide its healthcare e-commerce services to Medical Manager Health Systems' physician base by integrating those services into Medial Manager Health Systems' physician practice management information systems. The Company intends to use Medical Manager Health Systems' sales and support network as a platform from which to distribute, install and support the Company's transaction, messaging and content services to Medical Manager Health Systems' physicians.

THINC

     In connection with the management services agreement with THINC, the Company has billed approximately $993,000 related to services performed and $205,000 of associated reimbursable expenses. In addition, the Company and Cerner have funded to THINC an aggregate of $500,000 of the Working Capital
Line of Credit, to which the Company and Cerner are committed. The Company's portion of the Working Capital Line of Credit funded was $250,000. These amounts are included in the receivable from affiliate balance of $1,448,000 included on the balance sheet as of June 30, 1999.

Cerner

     In connection with the January 1999 Cerner agreement, Cerner committed to make available engineering and systems architecture personnel and expertise to accelerate the deployment of the Company's services. During fiscal year 1999, Cerner charged the Company approximately $320,000 of fees and expenses related to the development of the Company's services. In connection with the Working Capital Line of Credit, Cerner has contributed $500,000 to the Company for the benefit of THINC. As of June 30, 1999, $250,000 is included on the balance sheet for the benefit of THINC from Cerner as part of the payable to affiliate of $497,000.


(6)  Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At June 30, 1998 net deferred tax liabilities of $1,275,000 primarily related to software development costs capitalized for financial reporting purposes and expensed for tax purposes.

     For the period from inception (December 24, 1996) through January 2, 1999, the tax benefits associated with net operating losses generated by the Company were retained by Medical Manager. Accordingly, no tax benefit has been or will be reflected in the accompanying financial statements for these net operating losses. For the period from January 2, 1999 through June 30, 1999, the Company generated net operating loss carry-forwards of approximately $6,537,000, which expire in fiscal year 2014. A valuation allowance of $919,000 has been provided against the net deferred tax assets in the same amount at June 30, 1999.


(7)  Commitments and Contingencies

Legal proceedings

     On February 18, 1999, Merck & Co., Inc. ("Merck") and Merck-Medco Managed Care, L.L.C. ("Merck-Medco") filed a complaint in the Superior Court of New Jersey against the Company, Medical Manager, Martin J. Wygod, Chairman of the Company and Medical Manager, and three officers and/or directors of the Company and Medical Manager, Paul C. Suthern, Roger C. Holstein and Charles A. Mele. The plaintiffs assert that the Company, Medical Manager and the individual

                               CAREINSITE, INC.
                         (a Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7)  Commitments and Contingencies  (continued)

defendants are in violation of certain non-competition, non-solicitation and other agreements with Merck and Merck-Medco, and seek to enjoin the Company and them from conducting the Company's healthcare e-commerce business and from soliciting Merck-Medco's customers. The Medical Manager and Mr. Wygod's agreements provide an expiration date of May 24, 1999. Mr. Suthern's, Mr. Mele's and Mr. Holstein's agreements expire in December 1999, March 2000 and September 2002, respectively.

     A hearing was held on March 22, 1999 on an application for preliminary injunction filed by Merck and Merck-Medco. On April 15, 1999, the Superior Court denied this application. The Company believes that Merck's and Merck-Medco's positions in relation to it and the individual defendants are without merit and the Company intends to vigorously defend the litigation. However, the outcome of complex litigation is uncertain and cannot be predicted at this time. Any unanticipated adverse result could have a material adverse effect on the Company's financial condition and results of operations.

     The Company has recorded $4,300,000 in litigation costs associated with the Merck and Merck-Medco litigation in fiscal year 1999.

     In the normal course of business, the Company is involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that their outcome will have a material adverse effect on its financial position.

THINC senior loans

     In connection with the Working Capital Line of Credit with THINC the Company and Cerner are obligated to fund the remaining available balance of approximately $1,500,000 subject to terms of the agreement with THINC. Subsequent to June 30, 1999, the Company and Cerner have funded the remaining balance of the Working Capital Line of Credit to THINC. Under the terms of the Contingent Line of Credit agreement with THINC, the Company is obligated to fund up to $1,500,000. As of June 30, 1999, the Company was not required to fund any amounts under the Contingent Line of Credit agreement.

Leases

     The Company leases office space and equipment under various non-cancelable operating leases. Rental expense was $1,271,000, $1,241,000 and $270,000 for the fiscal years ended June 30, 1999 and 1998 and for the period from Inception (December 24, 1996) through June 30, 1997, respectively. The minimum aggregate rental commitments under non-cancelable leases, excluding renewal options, are as follows (in thousands):


     Years ending June 30,

     2000..................................  $1,366
     2001..................................   1,332
     2002..................................     811


(8)  Fair Value of Financial Instruments

     Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term marketable securities and accounts receivable. Cash, cash equivalents and short-term marketable securities are deposited with high quality financial institutions. All highly liquid investments with an original maturity from date of purchase of three months or less are considered to be cash equivalents. The Company's

                               CAREINSITE, INC.
                         (a Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8)  Fair Value of Financial Instruments  (continued)

cash, cash equivalents and short-term marketable securities are invested in various investment-grade commercial paper, money market accounts and certificates of deposit. All of the short-term marketable securities mature within twelve months. The carrying value of the Company's cash equivalents and short-term marketable securities is as follows (in thousands):

                                                                         June 30, 1999
                                                                         Carrying Value
                                                                      --------------------
Cash equivalents:
  Corporate and other non-government debt securities                          $  9,918
  Money market funds                                                            54,101
                                                                              --------
                                                                                64,019
                                                                              --------

Marketable securities:
  Corporate and other non-government debt securities                            19,253
  U.S. Federal Agency notes                                                     35,417
                                                                              --------
                                                                                54,670
                                                                              --------
                                                                              $118,689
                                                                              ========

          Gross unrealized gains on the marketable securities were $278,000 at June 30, 1999 and are included as part of accumulated other comprehensive income.

          Subsequent to year end, the Company purchased $50,000,000 principal amount of Federal Agency Notes maturing in June 2001.

          Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Marketable debt and equity securities are considered available-for-sale, and are carried at their fair value, with the unrealized gains and losses reported net-of-tax as other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income. The cost of securities sold is based on specific identification. Interest and dividends on securities classified as available-for-sale are included in interest income.

(9)   Stock Options

          The Company adopted the CareInsite, Inc. 1999 Officer Stock Option Plan (the "Officer Stock Plan") and the CareInsite, Inc. 1999 Employee Stock Option Plan (the "Employee Stock Plan") (collectively the "Plans") during fiscal year 1999. The maximum number of shares of Company common stock that will be subject to options under the Employee Stock Plan is 4,000,000 and the maximum number of shares of Company common stock that will be subject to options under the Officer Stock Plan is 3,500,000, subject to adjustment in accordance with the terms of the Plans. The options under the Plans vest forty percent at the end of a thirty month period following the date of grant, and the remainder will vest in increments of twenty percent at the end of each subsequent twelve-month period, with the options being fully vested sixty-six months from the date of grant. Generally, options granted under the Plans have an exercise price equal to 100% of the fair market value of the Company's common stock on the date of grant and expire ten years after date of grant.

          The Plans will be administered by the Compensation Committee, provided that under certain circumstances the Compensation Committee may, subject to certain conditions, delegate authority under the Employee Stock Plan to certain designated officers. The Company accounts for the Plans under Accounting Principles Board Opinion No. 25 ("APB No. 25"), under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's pro forma net loss and pro forma net loss per share would be $(23,192,000) and $(0.41), respectively, for the year ending June 30, 1999. The pro forma results indicated above are not intended to be indicative of or a projection of future results.

                               CAREINSITE, INC.
                         (a Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Stock Options  (continued)

     The fair value of each option grant is estimated on the date of grant by using the Black-Scholes option-pricing model. The following weighted average assumptions were used:


                                                                                 June 30,1999
                                                                             --------------------

Expected dividend yield....................................................                0.0%
Expected volatility........................................................             0.5327
Risk-free interest rates...................................................               5.65%
Expected option lives (years)..............................................           0.5 - 3.00

     The Company issued options to purchase an aggregate of 4,652,500 shares of Company common stock at a weighted average exercise price of $18.00. The weighted average fair value of options granted is $9.73. None of these options are exercisable as of June 30, 1999.

     Certain of the Company's employees have options to purchase shares of common stock in Medical Manager. These shares are included in Medical Manager's stock option plans and accounted for by Medical Manager under APB No. 25. Had compensation cost for these options been determined consistent with FASB Statement No. 123 and those costs allocated to the Company, pro forma net loss and pro forma net loss per share, including the Company Plans, would be $(37,098,000), $(20,340,000), $(45,570,000) and $(0.66), $(0.41), $(0.91) for
the years ended June 30, 1999 and 1998 and for the period from Inception (December 24,1996) through June 30, 1997, respectively.

(10)   Unaudited Quarterly Information

          The following table summarizes the unaudited quarterly financial data for the fiscal years ended June 30, 1999 and 1998. Net income (loss) per share calculations for each of the quarters are based on the weighted average number of shares outstanding for each period; therefore, the sum of the quarters may not necessarily be equal to the full fiscal year per share amount. All dollar amounts are in thousands except per share data.

                                           ----------------------------------------------------------------
                                                                     Quarter Ended
                                           ----------------------------------------------------------------
                                             September 30,    December 31,     March 31,        June 30,
                                                 1998            1998            1999            1999
                                            --------------  --------------  --------------  --------------
Fiscal 1999
 Net revenues                                     $     -    $     -            $   213          $ 1,151
 Net loss                                         $(2,058)   $(6,749)           $(6,674)         $(7,317)
 Net loss per share, basic and diluted            $ (0.04)   $ (0.13)           $ (0.11)         $ (0.11)

                                            ----------------------------------------------------------------
                                                                      Quarter Ended
                                            ----------------------------------------------------------------
                                              September 30,    December 31,     March 31,        June 30,
                                                   1997            1997            1998            1998
                                              --------------  --------------  --------------  --------------
Fiscal 1998
 Net revenues                                     $     -        $     -         $     -          $     -
 Net loss                                         $(2,449)       $(2,586)        $(2,755)         $(2,545)
 Net loss per share, basic and diluted            $ (0.05)       $ (0.05)        $ (0.06)         $ (0.05)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To CareInsite, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of CareInsite, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated August 27, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the consolidated financial statements and schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                             ARTHUR ANDERSEN LLP

Roseland, New Jersey
August 27, 1999

                               CAREINSITE, INC.

                Schedule II - Valuation and Qualifying Accounts

                    Years Ended June 30, 1999, 1998 and 1997

                                (in thousands)

                                                                         Additions
                                                            ----------------------------------
                                                                Charged to       Charged to
                                               Beginning         Costs and          Other         Deductions         Ending
                                                Balance          Expenses         Accounts        Write-offs         Balance
                                            ----------------  ---------------  ---------------  ---------------  ---------------

For the year ended June 30, 1999
     Allowance for doubtful accounts......     $        -       $        6        $       -       $        -       $        6
     Deferred tax valuation allowance.....              -                -              919                -              919
                                            ----------------  ---------------  ---------------  ---------------  ---------------
                                               $        -       $        6        $     919       $        -       $      925
                                            ================  ===============  ===============  ===============  ===============

 For the year ended June 30, 1998.........     $        -       $        -        $       -       $        -       $        -
                                            ================  ===============  ===============  ===============  ===============

 For the year ended June 30, 1997.........     $        -       $        -        $       -       $        -       $        -
                                            ================  ===============  ===============  ===============  ===============