Form 10-K/A
period 1999-06-30
CAREINSITE INC
filed 1999-10-28
CIK 1082000

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

                         Common Stock, $.01 par value
                               (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                                Yes    X     No
                                     _____       _____

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

        None.

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

Effect of Recent Transactions

        THINC. In January 1999, the Company and The Health Information Network Connection LLC, referred to as THINC, and THINC's founding members, Greater New York Hospital Association, Empire Blue Cross and Blue Shield, Group Health Incorporated and HIP Health Plans, entered into definitive agreements and consummated a broad strategic alliance. Under these arrangements, among other things, the Company:

        * acquired a 20% ownership interest in THINC in exchange for $1,500,000 in cash and a warrant to purchase an aggregate of 4,059,118 shares of common stock of the Company, exercisable on December 13, 1999 at $4.00 per share of common stock issued and which expires on January 1, 2006, subject to certain exceptions, referred to as the THINC warrant;

        * agreed to extend senior loans to THINC of $2,000,000 of working capital line of credit (the "Working Capital Line of Credit") and $1,500,000 of contingent line of credit (the "Contingent Line of Credit");

        * entered into a Management Services Agreement with THINC pursuant to which the Company will manage all operations of THINC, including, as part of the services, providing THINC with certain content and messaging services, and THINC will provide the Company with the right to deploy its prescription and laboratory communication services on the THINC network on behalf of the payers;

        * licensed to THINC the Company content and messaging services for use over the THINC network; and

        * entered into Clinical Transaction Agreements with each of Empire, Group Health Incorporated and HIP, referred to together as the "THINC Payers," to provide online prescription and laboratory communication services.

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

        Cerner. In January 1999, the Company also entered into agreements and consummated a broad strategic alliance with Cerner. Cerner, a publicly traded corporation, is a supplier of clinical and management information systems for healthcare organizations. Under this arrangement, the Company, among other things, obtained a perpetual software license to the functionality embedded in Cerner's HNA, including their HNA Millennium Architecture, in exchange for 12,437,500 shares of the Company's common stock (such shares are subject to certain restrictions on transfer and other adjustments). In addition, the Company issued to Cerner a warrant to purchase up to 1,008,445 shares of common stock at $4.00 per share, exercisable only in the event THINC exercises its warrant. Also, the Company will issue to Cerner 2,503,125 additional shares of common stock on or after February 15, 2001 at $0.01 per share in the event the Company has achieved a stated level of physician participation by 2001. The software acquired from Cerner was valued at approximately $20,800,000 based on the value of the equity consideration as determined using an income approach valuation methodology. In connection with the Company's strategic relationship with Cerner, the Company sold Cerner a beneficial interest of 2% of THINC. As beneficial owner Cerner will receive any dividends, income and liquidation or disposition proceeds related to their 2% interest. However, the Company will remain the owner of record, will exercise voting rights and will have the right to sell, transfer, exchange, encumber, or otherwise dispose of this 2% interest. Cerner has also agreed to fund $1,000,000 of the Company's $2,000,000 senior loan to THINC. Additionally, the Company and Cerner entered into a Marketing Agreement that allows for the marketing and distribution of the Company's services to the physicians and providers associated with more than 1,000 healthcare organizations who currently utilize Cerner's clinical and management information system. In addition, Cerner committed to make available engineering and systems architecture personnel and expertise to accelerate the deployment of the Company's services, as well as ongoing technical support and future enhancements to HNA. Concurrent with the Offering, the Company sold 537,634 shares of its common stock directly to Cerner for net proceeds of approximately $9,000,000. As of September 21, 1999, Cerner owned 18.7% of the outstanding common stock of the Company.

        Med-Link. On May 24, 1999, the Company acquired Med-Link for $14,000,000 in cash. Med-Link is a regional provider of electronic data interchange services to healthcare providers and payers in the northeastern United States that automate their claims and other managed care transactions. Med-Link currently processes over 12 million managed care transactions annually for approximately 12,000 physicians.

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

        Medical Manager Health Systems. The Company has an agreement with Medical Manager Health Systems, under which CareInsite will be the exclusive provider of certain network, web hosting and transaction services to Medical Manager Health Systems. Medical Manager Health Systems is a leading provider of comprehensive physician practice management information systems that address the financial, administrative and clinical practice needs of physicians. The Company intends to provide its healthcare e-commerce services to Medical Manager Health Systems' physician base by integrating those services into Medical Manager Health Systems' physician practice management information systems. The Company intends to use Medical Manager Health Systems' sales and support network as a means from which to distribute, install and support the Company's transaction, messaging and content services to Medical Manager Health Systems physicians.

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

        Under a separate agreement entered into in September 1999, AOL purchased 100 shares of the Company's newly issued convertible redeemable preferred stock ("Preferred Stock") at a price of $100,000 per share, or $10,000,000 of Preferred Stock in the aggregate, with an option to purchase up to an additional 100 shares of Preferred Stock in September 2000 at the same price. At the option of AOL, in March 2002, the Preferred Stock is either redeemable in whole for $100,000 per share in cash or convertible in whole, on a per share basis, into
(i) the number of shares of the Company's common stock equal to $100,000 divided by $49.25 (or 2,030.5 shares) and (ii) a warrant exercisable for the same number of shares of the Company's common stock, or 2,030.5 shares, at a price of $49.25 per share. In the event that AOL elects to convert the 100 shares of Preferred Stock it purchased in September 1999, it would receive 203,046 shares of the Company's common stock and a warrant exercisable into an additional 203,046 shares at $49.25 per share. Prior to March 2002, AOL has the right to require the Company to redeem the Preferred Stock in whole at $100,000 per share in the event of a change in control of the Company. The Preferred Stock is non-voting except under certain extraordinary circumstances and no dividend is payable on the Preferred Stock unless the Company declares a dividend on its common stock.

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

        Sales and marketing expenses consist primarily of salaries and benefits, travel for sales, marketing and business development personnel, and promotion related expenses such as advertising, marketing materials, and tradeshows. Sales and marketing expenses were $1,910,000 in fiscal year 1999 compared to $1,733,000 in fiscal year 1998. The increase reflects the addition of payer oriented marketing staff partially offset by the elimination of the remaining advertising and Intranet sales and marketing personnel. Included in sales and marketing expenses are charges from Medical Manager of $650,000 in fiscal year 1999 and $575,000 in fiscal year 1998. These charges represent an allocation of compensation costs for Medical Manager personnel who devoted a majority of their time to the Company, and primarily relate to business development and marketing support services.

        General and administrative expenses consist primarily of compensation for legal, finance, management and administrative personnel. General and administrative expenses were $4,205,000 in fiscal year 1999 compared to $2,840,000 in fiscal year 1998. The increase in general and administrative expenses of $1,365,000 resulted primarily from increased costs associated with supporting the growth in the research and development efforts. Included in general and administrative expenses are charges from Medical Manager of $400,000 for fiscal year 1999 and $261,000 for fiscal year 1998. These charges represent an allocation of compensation costs for Medical Manager personnel who devoted a majority of their time to the Company, and primarily relate to administrative and legal services. The increase in these allocated expenses is due to increased staffing to support the business. The Company expects to hire additional personnel and incur additional costs related to being a public company. Accordingly, the Company intends to increase the absolute dollar level of general and administrative expenses in future periods.

        The Company recorded $4,300,000 in litigation charges during fiscal year 1999, related to the Company's ongoing defense against assertions that it violated certain agreements with Merck & Co., Inc. and Merck-Medco Managed Care, L.L.C. Refer to Item 3 of this Report.

Year Ended June 30, 1998 Compared to Period from Inception (December 24, 1996) Through June 30, 1997

        Research and development expenses were $4,159,000 for the year ended June 30, 1998 and $7,505,000 for the period from Inception (December 24, 1996) through June 30, 1997. Total expenditures for research and development, including amounts capitalized, were $8,783,000 for the year ended June 30, 1998 and $7,853,000 for the period from Inception (December 24, 1996) through June 30, 1997. The increase in total expenditures was primarily due to the longer fiscal period and a significant increase in research and development personnel. This increase was partially offset by the write-off of $5,228,000 in costs associated with the acquisitions of rights to certain intellectual property and software technologies in the period from Inception (December 24, 1996) through June 30, 1997, for which there was no comparable write-off for the year ended June 30, 1998. This write-off primarily related to a royalty-free perpetual license for pharmacy and prescription related software applications, together with the supporting documentation. The Company licensed these assets for use in developing certain components of the Company's computer applications. As the Company had not established the technological feasibility of the Company's applications prior to the date the license was acquired, and there was no alternative future use of the licensed technology, the entire cost was charged to research and development expense. Research and development costs capitalized for the year ended June 30, 1998 and for the period from Inception (December 24, 1996) through June 30, 1997 were $4,624,000 and $348,000, respectively.

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

        The Company currently anticipates that the net proceeds from the Offering and proceeds from the sale of shares to Cerner in a concurrent private transaction, together with the Company's available cash resources, will be sufficient to meet the Company's presently anticipated working capital, capital expenditure and business expansion requirements for approximately the next 18 - 24 months. There can be no assurance that the Company will not require additional capital prior to the expiration of this 18 - 24 month period. Even if such additional funds are not required, the Company may seek additional equity or debt financing. There can be no assurance that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to the Company's stockholders.

        The Company continues to pursue an acquisition program pursuant to which it seeks to effect one or more acquisitions or other similar business combinations with businesses it believes have significant growth potential. Financing for such acquisitions may come from several sources, including, without limitation, (a) the Company's cash, cash equivalents and marketable securities and (b) proceeds from the incurrence of additional indebtedness or the issuance of common stock, preferred stock, convertible debt or other securities. There can be no assurance that the Company's acquisition program will be successful. See "-Business-Acquisition Program".

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

        State of Readiness. The Company has made a preliminary assessment of the Year 2000 readiness of its information technology systems, including the hardware and software that enable the Company to develop and deliver its healthcare e-commerce services as well as its non-information technology systems. The Company's assessment plan consists of:

        * quality assurance testing of the Company's internally developed proprietary software;

        * contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to developing the Company's healthcare e-commerce network;

        * contacting vendors of material non-IT systems;

        * assessment of repair or replacement requirements;

        * repair or replacement; and

        * implementation.

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

        This discussion contains forward-looking statements relating to the Company's operations that are based on management's current expectations, estimates and projections about the Company, and the healthcare e-commerce industry. Words such as "expects," "intends," "plans," "projects," "believes," "estimates," "anticipates" and variations of these words and similar expressions are used to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. The Company undertakes no obligation, and does not intend, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A number of important factors could cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include establishing a successful business model; ability to penetrate physician offices; acceptance of the Company's services; results of the Company's strategic relationships with Medical Manager, Cerner, THINC and Horizon; limited customer base; competition; technology; litigation; Year 2000 issues; government regulation of the Internet or healthcare e-commerce services and worldwide economic conditions.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Pursuant to General Instruction G (3) to the Annual Report on Form 10-K, certain of the information regarding executive officers of the Company required by Item 401 of Regulation S-K is included in Part I of this report.

        The directors of the Company are as follows:

                                     Director         Principal
        Name               Age        Since           Occupation
        ----               ---       --------         ----------
Mark J. Adler, M.D. *      43          1999           Dr. Adler has been medical director and an oncologist for the Oncology Medical
                                                      Center of San Diego, since he founded it in 1991. He is also currently
                                                      President and Chief Executive Officer of Medical Group of North County
                                                      (internal medicine and oncology group), which is based in San Diego,
                                                      California.

Roger C. Holstein          46          1999           See "Part I - Executive Officers."

James R. Love              43          1999           See "Part I - Executive Officers."

James V. Manning           52          1999           Mr. Manning was Vice Chairman of the Board of Medical Manager from March 1998 to July 1999, was Chief Executive Officer of Medical Manager from January 1995 to March 1998, was President of Medical Manager from July 1996 to March 1998 and, until March 1998, was an executive officer of Medical Manager for more than the last five years. Until December 1994, Mr. Manning had been an executive officer of Medco for more than five years. Mr. Manning is also
                                                      Chairman of the Board of Group One Software, Inc., a computer software company.

David M. Margulies, M.D.   48          1999           See "Part I - Executive Officers."

Charles A. Mele            43          1998           Mr. Mele has been Executive Vice President--General Counsel of Medical Manager
                                                      since March 1998 and was Vice President--General Counsel of Medical Manager
                                                      from July 1995 to March 1998. Mr. Mele was an executive officer of Medical
                                                      Manager from May 1989 to December 1994 and was an executive officer of Medco for more than five years, until March 1995. Mr. Mele is also a director of
                                                      Group 1 Software, Inc., a computer software company.

Lawrence A. Rader *        62       1999              Mr. Rader has been a General Partner of the Rader Fund since May 1995. Prior to May 1995, Mr. Rader was a Securities Analyst with Merrill Lynch for over 17 years.

Michael A. Singer          52       1999              Mr. Singer has been Vice Chairman and Co-Chief Executive Officer of Medical
                                                      Manager since July 1999. Mr. Singer was Chairman of the Board of Medical
                                                      Manager Health Systems from February 1997 to July 1999, and has been Chief
                                                      Executive Officer of Medical Manager Health Systems since February 1997. Mr.
                                                      Singer is the founder of Medical Manager Research & Development, Inc.
                                                      ("MMR&D"), and the principal inventor of The Medical Manager(R) software program. From MMR&D's inception in 1981, Mr. Singer has been a director and its President and Chief Executive Officer.

Joseph E. Smith *          60       1999              Mr. Smith is a director of Boren, LePore and Associates, Inc., Avanir
                                                      Pharmaceuticals, Claneil Enterprises, Inc., Roberts Pharmaceutical
                                                      Corporation, Sensus Drug Development Corporation and VIVUS, Inc. He also serves on the Board of Trustees of the International Longevity Center, a non-
                                                      profit organization. Mr. Smith served in various positions with Warner-Lambert
                                                      Company from March 1989 to September 1997. His last position at Warner-Lambert was Corporate Vice President as well as a member of the Office of the Chairman and the firm's Management Committee.

Paul C. Suthern            47       1998              See "Part I - Executive Officers."

Martin J. Wygod            59       1999              See "Part I - Executive Officers."

----------------------------------
*       Member of the Audit and Compensation Committees.

        Messrs. Manning, Mele, Singer, Suthern, and Wygod are also directors of Medical Manager. No family relationship exists among any of the directors or executive officers of the Company, except that Messrs. Wygod and Suthern are brothers-in-law. No arrangement or understanding exists between any director or executive officer of the Company or any other person pursuant to which any director or executive officer was selected as a director or executive officer of the Company, except that Mr. Singer was elected to the Board of Directors of the Company pursuant to the Agreement and Plan of Merger among Synetic, Inc., Marlin Merger Sub, Inc. and Medical Manager Corporation dated as of May 16, 1999. All executive officers of the Company are elected annually by the Board and serve at the discretion of the Board.

        Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended June 30, 1999 and Forms 5 and amendments thereto furnished to the Company for such year, no person failed to file on a timely basis, as disclosed in the above forms, reports required by
Section 16(a) of the Securities Exchange Act of 1934, as amended, during such year, except that Mr. Wygod filed an amended Form 4 to include a purchase of 2,000 shares of the Company's common stock by his spouse, in her capacity as trustee for the benefit of her son.

ITEM 11.          EXECUTIVE COMPENSATION

    The following table presents information concerning compensation paid for services to the Company to its Chief Executive Officer and its four most highly compensated executive officers of the Company for the fiscal year ended June 30, 1999 (the "Named Executive Officers").


                          SUMMARY COMPENSATION TABLE

                                                                                             Long Term
                                                                                            Compensation
                                             Annual Compensation                            ------------
                                         ---------------------------    Other Annual         Securities             All Other
Name and Principal                          Salary         Bonus        Compensation         Underlying            Compensation
Position                        Year         ($)            ($)             ($)            Options/SARs (1)            ($)
------------------------------------------------------------------------------------------------------------------------------------
Paul C. Suthern......           1999     180,000 (2)           0        237,750 (3)           200,000                    0
   President and                1998      87,923 (2)           0              0               194,000                    0
   Chief Executive
   Officer

Roger C. Holstein....           1999     175,000               0              0               180,000                4,814 (6)
   Executive Vice               1998     112,404 (4)     225,000 (5)                                0                1,750 (6)
   President -  Sales
   And Marketing

David M. Margulies...           1999     175,000               0               0              100,000                    0
   Executive Vice               1998     175,000               0               0              272,728 (7)                0
   President - Chief            1997      72,019 (8)           0               0              272,728 (7)                0
   Scientist



Richard S. Cohan.....           1999     175,000               0               0              290,000 (9)                0
   Executive Vice
   President -
   Operations

David C. Amburgey....           1999      90,000 (10)     36,000 (10)          0              100,000                5,323 (6)
   Senior Vice                  1998      93,461 (10)     36,000 (10)          0               25,000                    0
   President -
   General Counsel
   and Secretary

-------------------------------

(1) For the fiscal year ended June 30, 1999, the options granted to the Named Executive Officers were options to purchase shares of the Company's common stock, other than a grant of options to purchase 190,000 shares of Medical Manager's common stock to Mr. Cohan. For the prior years, all options listed in the table were options to purchase shares of Medical Manager's common stock.
(2) Mr. Suthern was President and CEO of Medical Manager until July 23, 1999. Mr. Suthern received additional compensation for services rendered to Medical Manager during fiscal years 1999 and 1998 of $20,000 and $9,769, respectively.
(3) Comprised of income from the exercise of options to purchase shares of Medical Manager's common stock (the excess of the fair market value on the date of exercise over the exercise price).
(4) Mr. Holstein became an employee on November 6, 1997. As such, only compensation paid subsequent to November 6, 1997 is reflected above.
(5) Represents a one-time bonus paid to Mr. Holstein upon his execution of his employment agreement with Medical Manager.
(6) Comprised of matching contributions to the Porex Technologies Corp. 401(k) Savings Plan, a tax qualified retirement plan sponsored by a subsidiary of Medical Manager.

(7) Dr. Margulies' options were originally granted on January 23, 1997 and were canceled and replaced on January 7, 1998.
(8) Dr. Margulies became an employee of the Company on January 23, 1997. As such, only compensation paid subsequent to January 23, 1997 is reflected above.
(9) Includes options to purchase 190,000 shares of Medical Manager's common stock.
(10) Mr. Amburgey received additional compensation for services rendered to Medical Manager during fiscal years 1999 and 1998 of $14,000 and $14,385, respectively.

OPTION GRANTS IN LAST FISCAL YEAR

        The following table presents information concerning the options to purchase the Company's and Medical Manager's common stock, as applicable, granted during the fiscal year ended June 30, 1999 to the Named Executive Officers.


                   OPTION/SAR GRANTS IN LAST FISCAL YEAR

                               Individual Grants
-------------------------------------------------------------------------------------------------------
                                      Number of           % of Total
                                     Securities          Options/SARs        Exercise
                                     Underlying           Granted to         or Base                         Grant Date
                                    Options/SARs         Employees in         Price        Expiration          Present
Name                               Granted (#) (1)      Fiscal Year (2)     ($/Share)         Date          Value  ($)(3)
---------------------------------------------------------------------------------------------------------------------------
Paul C. Suthern.........              200,000               4.3%              18.00          6/15/09          2,140,848
Roger C. Holstein.......              180,000               3.9%              18.00          6/15/09          1,926,763
David M. Margulies......              100,000               2.1%              18.00          6/15/09          1,070,424
Richard S. Cohan........              100,000               2.1%              18.00          6/15/09          1,070,424
                                      190,000 (4)           3.8%              33.75         10/09/08            642,865
David C. Amburgey.......              100,000               2.1%              18.00          6/15/09          1,070,424

-----------------------------

(1) These options vest (other than the 190,000 options granted to Mr. Cohan) and become exercisable as follows: 40% of the shares subject to the options vest at the end of a 30 month period from the date of grant, and 20% of such shares vest at the end of each subsequent 12 month period, with the options being fully vested 66 months from the date of grant. The option to purchase 190,000 shares of Medical Manager's common stock granted to Mr. Cohan vests and becomes exercisable at the rate of 20% per year, commencing on the first anniversary of the date of grant.

(2) Based upon the total number of stock options granted to all employees of the Company and its affiliates, except for the 190,000 shares issued to Mr. Cohan, which are based upon the total number of stock options granted to all employees of Medical Manager and its affiliates in the last fiscal year.

(3) The estimated grant date present value as of the most recent fiscal year end reflected in the above table is determined using the Black-Scholes model. The material assumptions and adjustments incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table include the following: (i) the respective option exercise price, specified above, equal to the fair market value of the underlying stock on the date of grant; (ii) the exercise of options within three years of the date that they become exercisable; (iii) a risk-free interest rate of 5.65% per annum; and (iv) volatility of
        0.5327 for the Company and 0.4083 for Medical Manager, as applicable, calculated using a weighted historical average of comparable companies. The ultimate values of the options will depend on the future market price of the Company's or Medical Manager's common stock, as applicable, which cannot be forecast with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of the Company's or Medical Manager's common stock, as applicable, over the exercise price on the date the option is exercised. There is no assurance that the value realized by an optionee will be at or near the value estimated by the Black-Scholes model or any other model applied to value the options.

(4)     Represents options to purchase shares of Medical Manager's common stock.

     AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

        The following table presents information concerning the value realized upon the exercise of options to purchase the Company's or Medical Manager's common stock during the last fiscal year and the fiscal year-end value of options to purchase the Company's and Medical Manager's common stock held by the Named Executive Officers.

                       Shares                          Number of Securities                         Value of Unexercised
                    Acquired on      Value            Underlying Unexercised                       In-the-Money Options at
                      Exercise      Realized        Options at Fiscal Year End (#)                 Fiscal Year End  ($) (1)
Name                    (#)           ($)          Exercisable         Unexercisable         Exercisable       Unexercisable
__________________   _________    ___________   ________________    ___________________   ________________   _________________
Paul C. Suthern           0              0               0               200,000                    0         4,462,500 (2)
                      6,000        237,750         302,800               191,200           16,933,775         8,038,850 (3)

Roger C. Holstein         0              0               0               180,000                    0         4,016,250 (2)
                          0              0         208,000               300,000            8,562,500        12,112,500 (3)

David M. Margulies        0              0               0               100,000                    0         2,231,250 (2)
                          0              0               0               272,728                    0        10,107,982 (3)

Richard S. Cohan          0              0               0               100,000                    0         2,231,250 (2)
                          0              0               0               190,000                    0         7,635,625 (3)

David C. Amburgey         0              0               0               100,000                    0         2,231,250 (2)
                          0              0          35,000                65,000            1,338,438         2,470,937 (3)

        ------------------

        (1) Based upon the fiscal year-end closing price of the Company's common stock or Medical Manager's common stock, as applicable, of $40.3125 and $73.9375, respectively.
        (2) All information on this line relates to options to purchase shares of the Company's common stock.
        (3) All information on this line relates to options to purchase shares of Medical Manager's common stock.

        EMPLOYMENT AGREEMENTS

                MARGULIES EMPLOYMENT AGREEMENT. Medical Manager entered into an employment agreement with David M. Margulies, M.D. as of January 23, 1997 in connection with Medical Manager's acquisition of CareAgents. Dr. Margulies' employment agreement provides for an employment period of five years, subject to monthly renewal thereafter. Dr. Margulies' base salary is $175,000, which may be increased by the Board of Directors of Medical Manager in its sole discretion. Dr. Margulies' agreement does not fix Dr. Margulies' responsibilities or title, other than to provide that he will provide services to Medical Manager, CareAgents and their respective affiliates and subsidiaries, as specified by the Chief Executive Officer or the Board of Directors of Medical Manager from time to time.

                If his employment is terminated:

                        * by Medical Manager for "cause" (as such term is defined in the agreement, generally consisting of a breach of any material provision of the agreement, willful misconduct relating to Medical Manager or its affiliates, failure to perform his duties in any material respect, willful violation of laws applicable to the business of Medical Manager or its affiliates, commission of a common law fraud or conviction of a felony or crime involving moral turpitude); or

                        * due to the resignation of Dr. Margulies for any reason,

Medical Manager will have no obligation to Dr. Margulies other than the payment of his earned and unpaid compensation to the effective date of termination.

        If his employment is terminated:

                * by Medical Manager as a result of Dr. Margulies' permanent disability;
                *       as a result of Dr. Margulies' death; or
                *       by Medical Manager without "cause,"

Medical Manager will have no obligation to Dr. Margulies other than the payment of his earned and unpaid compensation to the effective date of termination and as specified in the stock option agreement described below.

        Pursuant to a stock option agreement between Medical Manager and Dr. Margulies, Dr. Margulies has been granted nonqualified stock options to purchase 272,728 shares of Medical Manager common stock. The options become exercisable in the following manner: 40% on January 7, 2000 and an additional 20% on each of January 7, 2001, January 7, 2002 and January 7, 2003. Upon termination of his employment, the options will terminate to the extent not vested, unless such termination of employment is without "cause" or as a result of permanent disability or death, in which case the options will continue to vest as if he remained in the employ of Medical Manager through the earlier of the next date on which additional options would vest or the occurrence of any circumstance or event that would constitute "cause."

        Dr. Margulies' employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations which apply for a certain period of time following termination of employment. All obligations of Medical Manager may be assigned to any of its affiliates without the consent of Dr. Margulies.

        HOLSTEIN EMPLOYMENT AGREEMENT. Medical Manager entered into an employment agreement with Roger C. Holstein as of November 6, 1997. Mr. Holstein's employment agreement provides for an employment period of five years, subject to monthly renewal thereafter. Mr. Holstein's base salary is $175,000, which may be increased by the Board of Directors of Medical Manager in its sole discretion, except that when revenues from the healthcare communications business exceed $30,000,000, the Board of Directors will increase Mr. Holstein's compensation to a level commensurate with his contribution, as determined in its reasonable judgement. Mr. Holstein's employment agreement provided for a one-time payment of $225,000 to Mr. Holstein upon the signing of the agreement. Mr. Holstein's employment agreement fixes Mr. Holstein's title as Executive Vice President of Medical Manager, and provides that his responsibilities will be determined by the Chairman of the Board of Directors and the Chief Executive Officer of Medical Manager from time to time.

If his employment is terminated:

                * by Medical Manager for "cause" (as such term is defined in the agreement, which is substantially similar to the definition contained in the Margulies Agreement); or
                * due to the resignation of Mr. Holstein for any reason other than "cause" (as such term is defined in the agreement, generally consisting of a breach of any material provision, demotion or relocation),

Medical Manager will have no obligation to Mr. Holstein other than the payment of his earned and unpaid compensation to the effective date of termination.

        If his employment is terminated:

                * by Medical Manager as a result of Mr. Holstein's permanent disability; or
                *       as a result of Mr. Holstein's death,

Medical Manager will have no obligation to Mr. Holstein other than the payment of his earned and unpaid compensation to the effective date of termination and with respect to stock options, as specified in the following paragraph.

        If his employment is terminated:

                *       by Medical Manager without "cause;" or
                *       by Mr. Holstein for "cause,"


Medical Manager will have an obligation:

                * to pay Mr. Holstein his earned and unpaid compensation to the effective date of termination and a monthly severance payment equal to one twelfth of his then applicable base salary (less required deductions) for a period ending two years from the date of such termination or until the occurrence of a circumstance or event that would constitute "cause"; and
                * with respect to stock options, as specified in the next paragraph.

In addition, Mr. Holstein has the right to terminate his employment upon 30 days' written notice to Medical Manager at any time after a 12-month period following the occurrence of "change of control." A "change of control" will occur if:

                * any person, entity or group (excluding Mr. Martin J. Wygod) acquires at least 50% of the voting power of the outstanding voting securities of Medical Manager and following such acquisition Mr. Wygod ceases to hold one or more of the positions of the Chairman of the Board of Directors of Medical Manager, Chief Executive Officer of Medical Manager or a senior executive officer of the acquirer of the 50% voting power (in each case, with duties and responsibilities substantially equivalent to those prior to such acquisition);
                * the occurrence of a reorganization, merger or consolidation or sale of or other disposition of all or substantially all of Medical Manager's assets and following such an event Mr. Wygod ceases to hold the positions described above; or
                * the occurrence of a complete liquidation or dissolution of Medical Manager.

In the event of such a termination, his stock options will be treated in the manner described in the following paragraph.

        In the event of termination of Mr. Holstein's employment agreement by Medical Manager without "cause" or by Mr. Holstein for "cause," the options to purchase 500,000 shares of Medical Manager common stock held by Mr. Holstein will remain outstanding and continue to vest as though Mr. Holstein remained in the employ of Medical Manager through the earlier of the second anniversary of the date of termination and the occurrence of a circumstance or event that would constitute "cause." In the event of termination of Mr. Holstein's employment agreement by Mr. Holstein due to a "change in control" or as a result of Mr. Holstein's death or permanent disability, the options will remain outstanding and continue to vest as though Mr. Holstein remained in the employ of Medical Manager through the earlier of:

                * the later of November 6, 2002 and the last date on which such options actually vest; and
                * the occurrence of a circumstance or event that would constitute "cause."

Mr. Holstein's employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations which apply for a certain period of time following termination of employment. All obligations of Medical Manager may be assigned to any of its affiliates without the consent of Mr. Holstein.

         COHAN EMPLOYMENT AGREEMENT. Medical Manager entered into an employment agreement with Richard S. Cohan as of May 26, 1998. Mr. Cohan's employment agreement provides for an employment term of five years, subject to renewal on a yearly basis. Mr. Cohan's base salary is $175,000, which may be increased by the Board of Directors of Medical Manager in it sole discretion. Mr. Cohan's employment agreement provides that his responsibilities will be determined by the Chairman of the Board of Directors and the Chief Executive Officer of Medical Manager from time-to-time.

         If his employment is terminated:

                * by Medical Manager for "cause" (as such term is defined in the agreement, which is substantially similar to the definition contained in the Margulies Agreement); or
                *       due to the resignation of Mr. Cohan,

Medical Manager will have no obligation to Mr. Cohan other than the payment of his earned and unpaid compensation to the effective date of termination.


        If his employment is terminated:

                * by Medical Manager as a result of Mr. Cohan's permanent disability; or
                *       as a result of Mr. Cohan's death,

Medical Manager will have no obligation to Mr. Cohan other than the payment of his earned and unpaid compensation to the effective date of termination and his option to purchase 190,000 shares of Medical Manager's common stock will remain outstanding and continue to vest as if he remained in the employ of Medical Manager until October 9, 2003.

         If his employment is terminated:

                *       by Medical Manager without "cause;" or
                *       by Mr. Cohan for "cause,"

Medical Manager will have the following obligations:

                * to pay Mr. Cohan his earned and unpaid compensation to the effective date of termination and a monthly severance payment equal to one twelfth of his then applicable base salary (less required deductions) for a period ending one year from the date of such termination or until the occurrence of a circumstance or event that would constitute "cause,"
                * With respect to his option to purchase 190,000 shares of Medical Manager's common stock, it will remain outstanding and continue to vest as if Mr. Cohan remained in the employ of Medical Manager through the earlier of the first anniversary of the date of termination or the occurrence of a circumstance or event that would constitute "cause."

        Mr. Cohan's employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations which apply for a certain period of time following termination of employment. All obligations of Medical Manager may be assigned to any of its affiliates without the consent of Mr. Cohan.

COMPENSATION OF DIRECTORS

        Directors who are employees of the Company or Medical Manager do not receive additional compensation for serving as directors of the Company. Directors who are not employees of either the Company or Medical Manager will receive compensation equal to $30,000 per year in either cash, shares of the Company's common stock or a combination thereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

         The following table sets forth certain information as of October 15, 1999 (except as otherwise indicated) concerning the beneficial ownership of the Company's common stock by each person known by the Company to own more than 5% of its common stock.

                                                        Amount
                                                     and Nature of              Percent of
Name and Address of Beneficial Owner             Beneficial Ownership           Class (1)
------------------------------------             --------------------           ----------
Medical Manager Corporation                          50,763,375                    72.1%
669 River Drive, Center 2
Elmwood Park, NJ 07407

Cerner Corporation                                   14,157,704 (2)                19.8%
2800 Rockcreek Parkway, Suite 601
Kansas City, MO 64117

The Health Information Network Connection LLC         4,059,118 (3)                 5.5%
1155 Avenue of the Americas, Suite 311
New York, NY 10036

-------------------------------

(1) The number of shares of the Company's common stock deemed outstanding includes: (i) 70,410,134 shares of common stock outstanding as of October 15, 1999 and (ii) the number of shares, if any, of the Company's common stock that the respective persons named in the above table have the right to acquire presently or within 60 days of October 15, 1999 upon exercise of warrants.

(2) Includes a warrant to purchase up to 1,008,445 shares of common stock at $4.00 per share within 60 days of October 15, 1999. The warrant is exercisable only if THINC exercises the warrant described in footnote 3 below.

(3) Represents a warrant to purchase up to 4,059,118 shares of common stock at $4.00 per share. The warrant is exercisable on December 13, 1999 and expires on January 1, 2006, subject to certain exceptions. The warrant and the shares of the Company's common stock issuable upon the exercise of the warrant are subject to certain restrictions on transfer.

Security Ownership of Management

        The following table sets forth certain information as of October 15, 1999, concerning the ownership of the Company's and Medical Manager's common stock by each of the directors, each of the Named Executive Officers, and all directors and executive officers of the Company as a group.



                                                             CareInsite                                   Medical Manager
                                                -----------------------------------          -------------------------------------
                                                      Shares of                                 Shares of
                                                    Common Stock                               Common Stock
                                                    Beneficially         Percent of            Beneficially            Percent of
Name                                                 Owned (1)            Class (2)            Owned (1) (3)           Class (4)
-----------------------------------------------------------------------------------          -------------------------------------
Mark J. Adler, M.D...........................         15,000 (5)              *                    1,000 (5)                *
David C. Amburgey............................            400                  *                   35,000                    *
Richard S. Cohan.............................          7,000                  *                   38,000                    *
Roger C. Holstein............................         10,000                  *                  259,435                    *
James V. Manning.............................         22,500                  *                  333,299 (6)                *
David M. Margulies...........................         18,000                  *                   28,917                    *
Charles A. Mele..............................         10,000                  *                  387,359 (7)             1.10%
Larry Rader..................................         22,500 (8)              *                        0                    *
Michael A. Singer............................         15,000 (9)              *                3,681,250 (9)            10.53%
Joseph E. Smith..............................         22,500                  *                        0                    *
Paul C. Suthern..............................         22,500                  *                  378,298 (6) (10)        1.07%
Martin J. Wygod..............................         38,000 (11)             *                5,651,183 (6) (7)(12)    16.05%
Directors and executive officers as a group (15
persons).....................................        241,900                  *               10,793,741                29.72%

* Less than 1% of the shares outstanding of the class.

----------------------------------------
(1) The persons named in the above table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, unless otherwise indicated in the following footnotes.
(2) The number of shares of the Company's common stock deemed outstanding includes 70,410,134 shares of the Company's common stock outstanding as of October 15, 1999. As of October 15, 1999, none of the stock options granted to the respective persons named in the above table is exercisable within 60 days.
(3) Includes the following number of shares of Medical Manager's common stock that the following persons have the right to acquire presently or within 60 days of October 15, 1999 upon exercise of stock options and the number of shares of Medical Manager's common stock that the following persons have the right to acquire upon conversion of Medical Manager's convertible debentures: Mr. Amburgey, 35,000; Mr. Cohan, 38,000; Mr. Holstein, 258,833; Mr. Manning, 223,333; Mr. Mele, 173,166;
        Mr. Suthern, 368,300; Mr. Wygod, 249,333; and all directors and executive officers as a group, 1,345,965. Includes 275 shares of Medical Manager's common stock allocated to the account of Mr. Mele and 127 shares of Medical Manager's common stock allocated to the account of Mr. Holstein under the Porex 401(k) Plan as of June 30, 1999.
(4) The number of shares of Medical Manager's common stock deemed outstanding includes: (i) 34,968,411 of Medical Manager's common stock outstanding as of October 15, 1999, (ii) the number of shares, if any, of Medical Manager's common stock that the respective persons named in the above table have the right to acquire presently or within 60 days of October 15, 1999 upon exercise of stock options and (iii) the number of shares, if any, of Medical Manager's common stock, which the respective persons named in the above table have the right to acquire upon conversion of Medical Manager's convertible debentures.
(5)     All shares are owned by the Adler Family Trust.
(6) Includes 3,500 shares of Medical Manager's common stock and shares of Medical Manager's common stock issuable upon conversion of $1,500,000 principal amount of Medical Manager convertible debentures owned by the Synetic Foundation, Inc., a charitable foundation of which Messrs. Manning, Suthern and Wygod are trustees and share voting and dispositive power.
(7) Includes 186,961 shares of Medical Manager's common stock and shares of Medical Manager's common stock issuable upon conversion of $500,000 principal amount of Medical Manager's convertible debentures owned by the Rose Foundation, a private charitable foundation of which Messrs. Wygod and Mele are trustees and share voting and dispositive power.
(8) All 22,500 shares of the Company's common stock are owned by Mr. Rader's spouse. Mr. Rader disclaims beneficial ownership of these shares.

(9) All 15,000 shares of the Company's common stock are owned by MDDS Partnership Ltd. ("MDDS Ltd."), the general partner of which is controlled by Mr. Singer and the limited partners of which are Mr. Singer and certain of his family members. MDDS Ltd. also owns 12,500 shares of common stock in Medical Manager. The remaining 3,668,750 shares of common stock of Medical Manager are owned by MAS 1997 Family Limited Partnership, the general partner of which is a company controlled by Mr. Singer, and the sole limited partner of which is Mr. Singer. Mr. Singer is an indirect beneficial owner of such shares and they are included in the total of 3,681,250 shares listed as beneficially owned by Mr. Singer.
(10) Includes 1,200 shares of Medical Manager's common stock held in custodial accounts for Mr. Suthern's children.
(11) Includes 2,000 shares of the Company's common stock beneficially owned by Mr. Wygod's spouse, in a trust for Mr. Wygod's stepson, as to which shares Mr. Wygod disclaims beneficial ownership.
(12) Includes 2,000 shares of Medical Manager's common stock beneficially owned by Mr. Wygod's spouse, as to which shares Mr. Wygod disclaims beneficial ownership. Also includes 5,061,857 shares of Medical Manager common stock for which SN Investors, the general partner of which is controlled by Mr. Wygod, is the record and beneficial owner. Mr. Wygod is an indirect beneficial owner of such shares and they are included in the total of 5,651,183 shares listed as beneficially owned by Mr. Wygod.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Medical Manager Corporation

        As of October 15, 1999, Medical Manager owned 72.1% of the outstanding common stock of the Company. The Company and Medical Manager have entered into or will enter into a number of agreements for the purpose of defining the ongoing relationship between the two companies. Additional or modified agreements, arrangements and transactions may be entered into by CareInsite and Medical Manager in the future. Any such future agreements, arrangements and transactions will be determined through negotiations between the Company and Medical Manager, as the case may be. As of the date hereof, the Company is controlled by Medical Manager and consequently such negotiations will not be arm's-length. The following is a summary of certain existing agreements between the Company and Medical Manager. The Company believes these agreements are made on terms no less favorable to it than could have been obtained from unaffiliated third parties.

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

        With respect to the Merck litigation (see "Item 3. Legal Proceedings"), this agreement provides that Medical Manager will bear both the actual costs of conducting the litigation and any monetary damages that may be awarded to Merck and Merck-Medco in the litigation. The Company records amounts funded by Medical Manager as a capital contribution, which was $4,300,000 through June 30, 1999. The agreement further provides that any damages awarded to the Company and Medical Manager in the litigation will be for the account of Medical Manager. Finally, the agreement provides that Medical Manager shall not be responsible for any losses suffered by CareInsite resulting from any equitable relief obtained by Merck-Medco against CareInsite, including, but not limited to, any lost profits, other losses, damages, liabilities, or costs or expenses arising from such equitable relief.

Medical Manager Health Systems

        The Company has an agreement with Medical Manager Health Systems, under which the Company will be the exclusive provider of certain network, web hosting and transaction services to Medical Manager Health Systems. Under this agreement, the Company will pay certain fees to Medical Manager Health Systems on transactions performed on behalf of Medical Manager Health Systems' customers. The Company and Medical Manager Health Systems may, from time to time, also engage in certain transactions relating to their respective businesses and activities in mutual support of each other's businesses outside of this agreement. The agreement became effective on July 23, 1999, the date that the merger between Synetic and Medical Manager was consummated. The agreement has a term of five years, which can be renewed for two successive five year terms subject to the parties reaching agreement on certain renewal terms. The agreement is also subject to early termination in the event either party breaches its material obligations under the agreement, in the case of bankruptcy of either party, in the event that a competitor of Medical Manager Health Systems acquires more than 50% ownership interest of the Company resulting in a change of control of the Company or by mutual consent of the Company and Medical Manager Health Systems.

THINC

        In January 1999, the Company, The Health Information Network Connection LLC ("THINC"), and the THINC founding members, Greater New York Hospital Association, Empire Blue Cross and Blue Shield ("Empire"), Group Health Incorporated ("GHI"), and HIP Health Plans ("HIP") entered into definitive agreements and consummated a broad strategic alliance. Under this arrangement, among other things, the Company

        * acquired a 20% ownership interest in THINC in exchange for $1,500,000 in cash and a warrant to purchase an aggregate of 4,059,118 shares of common stock of the Company,

        * agreed to extend senior loans to THINC of $2,000,000 of working capital line of credit (the "Working Capital Line of Credit") and $1,500,000 of contingent line of credit (the "Contingent Line of Credit"),

        * entered into a Management Services Agreement with THINC pursuant to which the Company will manage all operations of THINC, including providing THINC with certain content and messaging services,

        * licensed to THINC content and messaging services for use over the THINC network and

        * entered into Clinical Transaction Agreements with each of Empire, GHI and HIP (the "THINC Payers") to provide online prescription and laboratory transaction services.

        The Company's Clinical Transaction Agreement with GHI specifies that the Company does not have the right to provide prescription communication services to GHI unless either the Company enters into an agreement with GHI's pharmacy benefit manager outlining a methodology for the implementation of such services or GHI elects to proceed without such an agreement. GHI's current pharmacy benefit manager is Merck-Medco, a company with whom the Company is currently involved in litigation. See "Item 3- Legal Proceedings." To date, the Company has not entered into any such agreement with Merck-Medco and GHI has not made such election.

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

        The warrant issued to THINC is exercisable beginning on December 13, 1999 at $4.00 per share of common stock and expires on January 1, 2006, subject to certain exceptions. The warrant and the shares of the Company's common stock issuable upon the exercise of the warrant are subject to certain restrictions on transfer. The estimated fair value of the warrant on the date issued was $1,700,000, as determined using the Black-Scholes option-pricing model.

        In connection with the management services agreement with THINC, the Company has billed approximately $993,000 related to services performed and $205,000 of associated reimbursable expenses. In addition, the Company and Cerner have funded to THINC an aggregate of $500,000 of the Working Capital Line of Credit, to which the Company and Cerner are committed. The Company's portion of the Working Capital Line of Credit funded was $250,000. These amounts are included in the "receivable from affiliate" balance of $1,448,000 included on the balance sheet as of June 30, 1999.

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

        The software acquired from Cerner was valued at $20,800,000, based on the value of the equity consideration as determined using an income approach valuation methodology. A ten year forecast of revenues and costs was prepared with the resulting cash flows reduced by working capital and capital expenditures. The net results were then discounted to present value based on a weighted average discount rate of 30%.

        In connection with the Company's strategic relationship with Cerner, the Company sold to Cerner a beneficial interest representing 2% of THINC. As beneficial owner, Cerner will receive any dividends, income and liquidation or disposition proceeds related to its 2% interest. However, the Company will remain the owner of record, will exercise voting rights and will have the right to sell, transfer, exchange, encumber, or otherwise dispose of Cerner's 2% interest. Cerner has also agreed to fund $1,000,000 of the Working Capital Line of Credit.

        Additionally, the Company and Cerner entered into a Marketing Agreement that allows for the marketing and distribution of the Company's services to the physicians and providers associated with more than 1,000 healthcare organizations who currently utilize Cerner's clinical and management information system. In addition, Cerner committed to make available engineering and systems architecture personnel and expertise to accelerate the deployment of the Company's services, as well as ongoing technical support and future enhancements to HNA. Concurrent with the initial public offering of the Company's common stock, the Company sold 537,634 shares of its common stock to Cerner for net proceeds of approximately $9,000,000. As of October 15, 1999, Cerner owned 18.7% of the outstanding common stock of the Company.

         During fiscal year 1999, Cerner charged the Company approximately $320,000 of fees and expenses related to the development of the Company's services. In connection with the Working Capital Line of Credit, Cerner has contributed $500,000 to the Company for the benefit of THINC. As of June 30, 1999, $250,000 is included on the Company's balance sheet for the benefit of THINC from Cerner as part of the payable to affiliate of $497,000.

Other

         On August 26, 1998, Medical Manager loaned $100,000 to Richard Cohan, the Company's Executive Vice President-Operations. The funds were advanced pursuant to a promissory note with recourse bearing interest at the fixed rate per annum equal to 5.48%. Under the promissory note, Medical Manager has the right to set off any profits resulting from the exercise of any employee stock options granted to Mr. Cohan by Medical Manager.

         Under an Employment Agreement dated as of June 11, 1999 between the Company and Robert Dieterle, the Company's Executive Vice President-Chief Operating Officer, Mr. Dieterle may request that the Company provide a loan or loans to him in the aggregate principal amount of up to $380,000 at any time prior to June 10, 2001. On September 17, 1999, at Mr. Dieterle's request, the Company loaned $70,000 to him. These funds were advanced pursuant to a promissory note bearing interest at the fixed rate per annum equal to 5.98%. This $70,000 loan is collateralized by a first lien on Mr. Dieterle's options to purchase either the Company's or Medical Manager's common stock. The Company does not have recourse to Mr. Dieterle in the event that the collateral pledged under the note is insufficient to satisfy his obligation to repay the loan.

                                  SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CAREINSITE, INC.


Date: October 27, 1999                  By:  /s/ James R. Love
                                             ---------------------------------
                                             Name:  James R. Love
                                             Title: Executive Vice President
                                                    and Chief Financial Officer