Form 10-Q
period 1999-09-30
CAREINSITE INC
filed 1999-11-15
CIK 1082000

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1999

                        Commission File Number  0-26345


                               CareInsite, Inc.
            (Exact name of registrant as specified in its charter)



                DELAWARE                                22-3630930
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                 Identification No.)


      669 River Drive, Center Two                       07407-1361
       Elmwood Park, New Jersey                         (Zip Code)
        (Address of principal
          executive offices)


      Registrant's telephone number, including area code: (201) 703-3400


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for at least the past 90 days.  Yes    X     No   _____
                                                         -----

     The number of shares of the registrant's common stock outstanding at November 8, 1999 was 70,410,134.

                               CAREINSITE, INC.
                         (a Development Stage Company)


                                     Index
                                     -----

PART I    FINANCIAL INFORMATION:

          Item 1. Financial Statements                                                                      Page
                                                                                                            ----
          Consolidated Balance Sheets - September 30, 1999 and June 30, 1999..............................    3

          Consolidated Statements of Operations - Three months ended
               September 30, 1999 and 1998 and Cumulative from Inception
               (December 24, 1996) through September 30, 1999.............................................    5

          Consolidated Statements of Changes in Stockholders' Equity -
               for the Period from Inception (December 24, 1996) through
               June 30, 1997, the Years ended June 30, 1998 and June 30, 1999
               and the three months ended September 30, 1999..............................................    6

          Consolidated Statements of Cash Flows -Three months ended
               September 30, 1999 and 1998 and Cumulative from Inception
               (December 24, 1996) through September 30, 1999.............................................    7

          Notes to Consolidated Financial Statements......................................................    8

          Item 2.   Management's Discussion and Analysis of Financial Condition
                        and Results of Operations.........................................................   12

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk............................   17

PART II   OTHER INFORMATION:

          Item 1.   Legal Proceedings.....................................................................   18

          Item 2.   Changes In  Securities and Use of Proceeds............................................   18

          Item 6.   Exhibits and Reports of Form 8-K......................................................   18

               DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate", "believe", "estimate", "expect", and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events, are not guarantees of future performance and are subject to certain risks and uncertainties. These risks and uncertainties may include: product demand and market acceptance risks; the feasibility of developing commercially profitable Internet healthcare services; the effect of economic conditions; user acceptance; success of transactions with third parties; the impact of competitive products, services and pricing; product development, commercialization and technological difficulties; the effect of government regulation of the Internet or healthcare e-commerce services; the outcome of litigation; and other risks described elsewhere herein, including those set forth in "--Management's Discussion and Analysis of Financial Condition and Results of Operations" below, and in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, or expected. The Company does not intend to update these forward-looking statements.

                               CAREINSITE, INC.
                         (a Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                    ASSETS

                                                                                              September 30,           June 30,
                                                                                                   1999                 1999
                                                                                            ------------------    ---------------
                                                                                                (unaudited)
CURRENT ASSETS:
         Cash and cash equivalents.....................................................     $            1,384    $        64,019
         Marketable securities.........................................................                 54,378             54,670
         Accounts receivable, net of allowances of $16 and $6
          at September 30, 1999 and June 30, 1999, respectively........................                    637                532
         Receivable from affiliates....................................................                  2,971              1,448
         Current portion of prepaid marketing and licensing agreements.................                  9,272                  -
         Other current assets..........................................................                  1,957                697
                                                                                            ------------------    ---------------
               Total current assets....................................................                 70,599            121,366
                                                                                            ------------------    ---------------


PROPERTY, PLANT AND EQUIPMENT:
         Leasehold improvements........................................................                    755                732
         Equipment.....................................................................                  8,217              3,454
         Furniture and fixtures........................................................                    437                427
                                                                                            ------------------    ---------------
                                                                                                         9,409              4,613
         Less: Accumulated depreciation................................................                 (2,307)            (2,033)
                                                                                            ------------------    ---------------
               Property, plant and equipment, net......................................                  7,102              2,580
                                                                                            ------------------    ---------------



CAPITALIZED SOFTWARE DEVELOPMENT COSTS.................................................                 31,330             31,330

OTHER ASSETS:
         Intangible assets, net of accumulated amortization of $2,734 and
          $1,902 at September 30, 1999 and June 30, 1999, respectively.................                 21,807             22,475
         Marketable securities.........................................................                 50,000                  -
         Investment....................................................................                  2,000              2,000
         Prepaid marketing and licensing agreements....................................                  4,878                  -
         Other.........................................................................                    937                202
                                                                                            ------------------    ---------------
               Total other assets......................................................                 79,622             24,677
                                                                                            ------------------    ---------------
                                                                                            $          188,653    $       179,953
                                                                                            ==================    ===============

 The accompanying notes are an integral part of these consolidated statements.

                               CAREINSITE, INC.
                         (a Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       September 30,    June 30,
                                                                                            1999          1999
                                                                                       -------------   -----------
                                                                                        (unaudited)
CURRENT LIABILITIES:
         Accounts payable...........................................................     $  5,554      $    764
         Payable to Parent..........................................................          743           853
         Payable to affiliate.......................................................        1,972           497
         Accrued liabilities........................................................        3,256         4,415
                                                                                         --------      --------
                   Total current liabilities........................................       11,525         6,529
                                                                                         --------      --------


CONVERTIBLE REDEEMABLE PREFERRED STOCK                                                      4,791             -
                                                                                         --------      --------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY:
         Preferred stock, $.01 par value, 30,000,000 shares authorized;
            100 shares issued and outstanding.......................................            -             -
         Common stock, $.01 par value, authorized 300,000,000 shares;
             70,410,134 shares issued and outstanding...............................          704           704
         Additional paid-in capital.................................................      254,405       247,932
         Deficit accumulated during the development stage...........................      (82,757)      (75,490)
         Accumulated other comprehensive (loss) income..............................          (15)          278
                                                                                         --------      --------
                   Total stockholders' equity.......................................      172,337       173,424
                                                                                         --------      --------
                                                                                         $188,653      $179,953
                                                                                         ========      ========

 The accompanying notes are an integral part of these consolidated statements.

                               CAREINSITE, INC.
                         (a Development Stage Company)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                                                                Cumulative From
                                                                                                                   Inception
                                                                                                                (Dec. 24, 1996)
                                                                       Three Months Ended September 30.            Through
                                                                   ----------------------------------------
                                                                         1999                      1998        September 30, 1999
                                                                   -----------------      -----------------   ---------------------
Net revenue......................................................   $           780         $             -       $         1,151
Service revenue to affiliates....................................               877                       -                 1,870
                                                                   -----------------      -----------------   ---------------------
               Total revenues....................................             1,657                       -                 3,021
                                                                   -----------------      -----------------   ---------------------
Costs and Expenses:
          Cost of revenues.......................................               254                       -                   323
          Cost of services to affiliates.........................               877                       -                 1,870
          Research and development expenses......................             3,123                     508                26,040
          Sales and marketing expenses...........................             1,912                     311                 6,705
          General and administrative expenses....................             2,556                     831                10,538
          Litigation costs.......................................               650                       -                 4,950
          Acquired in-process research and development...........                 -                       -                32,185
          Depreciation and amortization..........................             1,173                     452                 5,107
                                                                   -----------------      -----------------   ---------------------
                Total costs and expenses.........................            10,545                   2,102                87,718
                                                                   -----------------      -----------------   ---------------------
Loss from operations.............................................            (8,888)                 (2,102)              (84,697)
Other income, net................................................             1,679                      44                 1,998
                                                                   -----------------      -----------------   ---------------------
Net loss.........................................................            (7,209)                 (2,058)              (82,699)
Accretion on Series A Preferred Stock............................               (58)                      -                   (58)
                                                                   -----------------      -----------------   ---------------------
Net loss available to common stockholders........................   $        (7,267)        $        (2,058)      $       (82,757)
                                                                   =================      =================   =====================
Net loss per share available to common stockholders,
 basic and diluted...............................................   $         (0.10)        $         (0.04)      $         (1.54)
                                                                   =================      =================   =====================

Weighted average shares outstanding, basic and diluted...........            70,410                  50,063                53,825
                                                                   =================      =================   =====================

 The accompanying notes are an integral part of these consolidated statements.

                               CAREINSITE, INC.
                         (a Development Stage Company)

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                (in thousands)


                                                    Common Stock                              Deficit     Accumulated
                                                 -----------------                          Accumulated      Other
                                                 Number            Additional    Stock       During the  Comprehensive    Total
                                                   of               Paid- In  Subscription  Development      Income    Stockholders'
                                                 Shares    Amount   Capital    Receivable       Stage        (Loss)       Equity
                                                 -------   ------  -----------  ----------  -----------   -----------  ------------
Capitalization at Inception, December 24, 1996    50,063  $   501    $    9,499   $ (10,000) $          -  $        -  $      -
     Contribution of Avicenna assets.............      -        -        28,817           -             -           -    28,817
     Contribution of CareAgents stock............      -        -         3,250           -             -           -     3,250
     Net loss....................................      -        -             -           -       (42,357)          -   (42,357)
     Capital contributions from Parent...........      -        -        11,856           -             -           -    11,856
                                                  ------  -------   -----------   ---------  ------------  ----------  --------
Balance at June 30, 1997......................... 50,063      501        53,422     (10,000)      (42,357)          -     1,566
                                                  ------  -------   -----------   ---------  ------------  ----------  --------
     Net loss....................................      -        -             -           -       (10,335)          -   (10,335)
     Capital contributions from Parent...........      -        -        16,567           -             -           -    16,567
                                                  ------  -------   -----------   ---------  ------------  ----------  --------
Balance at June 30, 1998......................... 50,063      501        69,989     (10,000)      (52,692)          -     7,798
                                                  ------  -------   -----------   ---------  ------------  ----------  --------
     Net loss....................................      -        -             -           -       (22,798)          -   (22,798)
     Unrealized gains on marketable securities...      -        -             -           -             -         278       278
                                                                                                                       --------

          Total comprehensive loss...............                                                                       (22,520)
     Settlement of stock subscription receivable.      -        -             -      10,000             -           -    10,000
     Common stock issued to Cerner............... 13,148      131        32,455           -             -           -    32,586
     Issuance of warrants to THINC...............      -        -         1,700           -             -           -     1,700
     Issuance of warrants to Horizon.............      -        -         6,725           -             -           -     6,725
     Sale of common stock in initial public
       offering, net of underwriting discount
       and offering expenses of $10,509..........  6,498       65       106,381           -             -           -   106,446
     Common stock issued to Parent...............    701        7        11,207           -             -           -    11,214
     Capital contributions from Parent...........      -        -        19,475           -             -           -    19,475
                                                  ------  -------   -----------   ---------  ------------  ----------  --------
Balance at June 30, 1999......................... 70,410      704       247,932           -       (75,490)        278   173,424
                                                  ------  -------   -----------   ---------  ------------- ----------  --------
       Net loss applicable to common stockholders      -        -             -           -        (7,267)          -    (7,267)
       Unrealized losses on marketable securities      -        -             -           -             -        (293)     (293)
                                                                                                                        --------
          Total comprehensive loss...............                                                                        (7,560)

     Issuance of warrants........................      -        -           555           -             -           -       555
     Issuance of Series A Preferred Stock........      -        -         5,268           -             -           -     5,268
     Contributions from Parent...................      -        -           650           -             -           -       650
                                                  ------  -------   -----------   ---------  ------------  ----------  --------
Balance at September 30, 1999 (unaudited)........ 70,410  $   704    $  254,405   $       -  $    (82,757) $      (15) $172,337
                                                  ======  =======   ===========   =========  ============  ==========  ========

The accompanying notes are an integral part of these consolidated statements.

                               CAREINSITE, INC.
                         (a Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                                                                                    Cumulative
                                                                                                                  From Inception
                                                                                                                 (Dec. 24, 1996)
                                                                                                                      Through
                                                                               Three Months Ended September 30,    September 30,
                                                                               --------------------------------
                                                                                   1999              1998              1999
                                                                               -------------    ---------------   --------------
Cash Flows (Used In) Provided By Operating Activities:
     Net loss available to common stockholders............................     $      (7,267)   $        (2,058)  $      (82,757)
        Adjustments to reconcile net loss to net cash
        used in operating activities:
         Depreciation and amortization.....................................            1,173                452            5,107
         Accretion on Series A Preferred Stock.............................               58                  -               58
         Write-off of acquired in-process research and development costs...                -                  -           32,185
         Write-off of acquired intellectual property and
           software technologies...........................................                -                  -            5,228
         Write-off of capitalized software costs...........................                -                  -            2,381
         Net loss from investment in unconsolidated affiliate..............              391                  -              987
         Changes in operating assets and liabilities:
           Accounts and affiliate receivable, net..........................           (1,628)                 -           (2,897)
           Prepaid and other current assets................................          (10,533)                 -          (10,943)
           Other assets....................................................           (5,612)               (21)          (6,202)
           Accounts, Parent and affiliate payables.........................            6,156              4,408            7,743
           Accrued liabilities.............................................           (1,160)              (229)          (1,651)
                                                                               -------------    ---------------   --------------
             Net cash (used in) provided by operating activities...........          (18,422)             2,552          (50,761)
                                                                               -------------    ---------------   --------------
Cash Flows Used In Investing Activities:
         Purchases of property, plant and equipment........................           (4,863)            (2,633)          (8,259)
         Software development costs........................................                -                  -          (12,741)
         Purchases of marketable securities................................          (50,000)                 -         (104,392)
         Acquisition of Med-Link net of cash acquired......................                -                  -          (13,980)
         Investment in unconsolidated affiliate............................                -                  -           (1,350)
                                                                               -------------    ---------------   --------------
             Net Cash used in investing activities........................           (54,863)            (2,633)        (140,722)
                                                                               -------------    ---------------   --------------
Cash Flows Provided By Financing Activities:
         Proceeds from stock subscription receivable......................                 -                  -           10,000
         Proceeds from sale of Series A Preferred Stock and Option........            10,000                  -           10,000
         Net proceeds from initial public offering........................                 -                  -          108,366
         Proceeds from sale of common stock to Parent.....................                 -                  -           11,214
         Proceeds from sale of common stock to Cerner.....................                 -                  -           11,786
         Contributions from Parent........................................               650                  -           41,501
                                                                               -------------    ---------------   --------------
             Net cash provided by financing activities....................            10,650                  -          192,867
                                                                               -------------    ---------------   --------------
Change in cash and cash equivalents.......................................           (62,635)               (81)           1,384
Cash and cash equivalents, beginning of period............................            64,019                315                -
                                                                               -------------    ---------------   --------------
Cash and cash equivalents, end of period..................................     $       1,384    $           234   $        1,384
                                                                               =============    ===============   ==============

Supplemental disclosure of non-cash investing and financing activities:
     Contribution of Avicenna assets from Parent..........................     $           -    $             -   $       28,817
                                                                               =============    ===============   ==============
     Contribution of CareAgents stock from Parent.........................     $           -    $             -   $        3,250
                                                                               =============    ===============   ==============
     Contribution of acquired intellectual property and software
        technologies from Parent..........................................     $           -    $             -   $        5,228
                                                                               =============    ===============   ==============
     Contribution of note receivable from Parent..........................     $           -    $             -   $        2,000
                                                                               =============    ===============   ==============
     Issuance of equity for software technology licensed from Cerner......     $           -    $             -   $       20,800
                                                                               =============    ===============   ==============
     Conversion of note receivable into a stock investment................     $           -    $             -   $        2,000
                                                                               =============    ===============   ==============
     Issuance of warrants.................................................     $         555    $             -   $        8,980
                                                                               =============    ===============   ==============


 The accompanying notes are an integral part of these consolidated statements.

                               CAREINSITE, INC.
                         (a Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Organization and Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of CareInsite, Inc. and its subsidiaries ("CareInsite" or the "Company"), after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended June 30, 1999. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. In the opinion of management, the information furnished reflects all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results for the reported interim periods.

     On December 24, 1996, Medical Manager Corporation (formerly known as Synetic, Inc., herein referred to as "Medical Manager" or the "Parent") acquired Avicenna Systems Corporation, a privately held, development stage company that marketed and built Intranets for managed healthcare plans, integrated healthcare delivery systems and hospitals. The acquisition of Avicenna marked the inception of Medical Manager's healthcare electronic commerce business (the "Inception"). On January 23, 1997, Medical Manager acquired CareAgents, Inc. ("CareAgents"), a privately held, development stage company engaged in developing Internet-based clinical commerce applications. On November 24, 1998, Medical Manager formed Synetic Healthcare Communications, Inc., which was subsequently renamed CareInsite, Inc. On January 2, 1999, Medical Manager contributed the stock of CareAgents to Avicenna. Concurrently, Avicenna contributed the stock of CareAgents and substantially all of Avicenna's other assets and liabilities to the Company (the "Formation"). Medical Manager also contributed $10,000,000 in cash to the Company. The Formation has been accounted for using the carryover basis of accounting and the Company's financial statements include the accounts and operations of Avicenna and CareAgents for all periods presented from the date each entity was acquired. As of November 8, 1999, Medical Manager owned 72.1% of the outstanding common stock of the Company.

     On June 16, 1999, the Company completed its initial public offering of 6,497,500 shares of its common stock (the "Offering"). The net proceeds of the Offering were $106,446,000.

     The Company is in the development stage. The Company intends to provide a broad range of healthcare electronic commerce services which it believes will leverage Internet technology to improve communication among physicians, payers, suppliers and patients. The provision of products and services using Internet technology in the healthcare electronic commerce industry is subject to risks, including, but not limited to, those associated with competition from existing companies offering the same or similar services, uncertainty with respect to market acceptance of its products and services, rapid technological change, management of growth, availability of future capital and minimal previous record of operations or earnings.

(2)  America Online Agreement

     In September 1999, the Company entered into a strategic alliance with America Online, Inc. ("AOL") for the Company to be AOL's exclusive provider of a comprehensive suite of services that connect AOL's 18 million members, as well as CompuServe members and visitors to AOL's Web-based services, Netcenter, AOL.COM and Digital City (collectively, "AOL Members"), to physicians, health plans, pharmacy benefit managers, covered pharmacies and labs. Under the agreement, the Company and

AOL have agreed to create co-branded sites which will enable AOL Members to manage their healthcare through online communication with their physicians, health plans, pharmacy benefit managers, covered pharmacies and labs. The agreement has an initial term of four years. Through this arrangement, AOL Members will have access to the Company's secure, real-time services being developed that allow them, among other things, to select and enroll in health plans, choose their providers, schedule appointments, renew and refill plan approved prescriptions, view lab results, review claims status, receive explanation of benefits, review patient education materials provided by their health plans, understand plan policies and procedures and receive plan treatment authorizations. The Company and AOL have also agreed to collaborate in sales and marketing to the healthcare industry, and they intend to leverage their alliance into cross-promotional and shared advertising revenue initiatives. Under the financial terms of the arrangement, the Company has agreed to make $30,000,000 of guaranteed payments to AOL over three years. The Company made the first payment of $10,000,000 in September 1999.

     The Company also entered into a four year agreement with Netscape Communications Corporation ("Netscape") under which the Company acquired a nonexclusive and nontransferable right and license for the use of an unlimited quantity of the Netscape and Sun Microsystems software offered via the Sun Microsystems-Netscape Alliance. The cost of the products was $3,750,000, with a maintenance fee of $750,000 in the initial year and an option to purchase maintenance at $1,000,000 per year in the second, third, and fourth years of the agreement.

     Under a separate agreement entered into in September 1999, AOL purchased 100 shares of the Company's newly issued Series A Convertible Redeemable Preferred Stock ("Series A Preferred Stock") at a price of $100,000 per share, or $10,000,000 of Series A Preferred Stock in the aggregate, with an option to purchase up to an additional 100 shares of Series A Preferred Stock in September 2000 ("Series A Preferred Option") at the same price. At the option of AOL, in March 2002, the Series A Preferred Stock is either redeemable in whole for $100,000 per share in cash or convertible in whole, on a per share basis, into
(i) the number of shares of the Company's common stock equal to $100,000 divided by $49.25 (or 2,030.5 shares) and (ii) a warrant exercisable for the same number of shares of the Company's common stock, or 2,030.5 shares, at a price of $49.25 per share. In the event that AOL elects to convert the 100 shares of Series A Preferred Stock it purchased in September 1999, it would receive 203,046 shares of the Company's common stock and a warrant exercisable into an additional 203,046 shares at $49.25 per share. Prior to March 2002, AOL has the right to require the Company to redeem the Series A Preferred Stock in whole at $100,000 per share in the event of a change in control of the Company. The Series A Preferred Stock is non-voting except under certain extraordinary circumstances and no dividend is payable on the Series A Preferred Stock unless the Company declares a dividend on its common stock.

     The proceeds received of $10,000,000 were allocated based on the relative fair values of the Series A Preferred Stock and the Series A Preferred Option, as determined by management. Accordingly, $7,608,000 was allocated to the Series A Preferred Stock and $2,392,000 was allocated to the Series A Preferred Option. Additionally, as the Series A Preferred Stock is convertible into equity securities with a value in excess of $10,000,000 (the "beneficial conversion feature"), a portion of the proceeds has been allocated to the beneficial conversion feature and is reflected as a discount to the Series A Preferred Stock. The value of the beneficial conversion feature, as determined by management was $5,268,000. The discount is being amortized through March 2002 using the effective interest method and is reflected in the accompanying statement of operations as accretion on Series A Preferred Stock. The Series A Preferred Stock and Series A Preferred Option are classified as Convertible Redeemable Preferred Stock in the accompanying balance sheets.

(3)  Fair Value of Financial Instruments

     Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term and long-term marketable securities and accounts receivable. Cash, cash equivalents and short-term and long-term marketable securities are deposited with high quality financial institutions. All highly liquid investments with an original maturity from date of purchase of three months or less are considered to be cash equivalents. The Company's cash, cash equivalents and short-term marketable securities are invested in various investment-grade commercial paper, money market accounts and certificates of deposit. All of the short-term marketable securities mature within twelve months. The Company's long-term marketable securities are invested in U.S. Federal Agency notes maturing in June 2001. The carrying value of the Company's cash and cash equivalents, short-term and long-term marketable securities is as follows (in thousands):

                                                                                  September 30,              June 30,
                                                                                      1999                     1999
                                                                                  -------------            ----------
                                                                                    (unaudited)
Cash and Cash equivalents:
  Corporate and other non-government debt securities........................         $      -                $  9,918
  Cash and money market funds...............................................            1,384                  54,101
                                                                                     --------                --------
                                                                                        1,384                  64,019
                                                                                     --------                --------

Short-term marketable securities:
  Corporate and other non-government debt securities........................           19,379                  19,253
  U.S. Federal Agency notes.................................................           34,999                  35,417
                                                                                     --------                --------
                                                                                       54,378                  54,670
                                                                                     --------                --------
Long-term marketable securities:
  U.S. Federal Agency notes.................................................           50,000                       -
                                                                                     --------                --------
                                                                                     $105,762                $118,689
                                                                                     ========                ========

     Gross unrealized losses on the marketable securities were $15,000 at September 30, 1999 and gross unrealized gains on the marketable securities were $278,000 at June 30, 1999 and are included as part of accumulated other comprehensive income.

     Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Marketable debt and equity securities are considered available-for-sale, and are carried at their fair value, with the unrealized gains and losses reported net-of-tax as other comprehensive income or loss. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income. The cost of securities sold is based on specific identification. Interest and dividends on securities classified as available-for-sale are included in other income.

(4)  Commitments and Contingencies

     On February 18, 1999, Merck & Co., Inc. ("Merck") and Merck-Medco Managed Care, L.L.C. ("Merck-Medco") filed a complaint in the Superior Court of New Jersey against the Company, Medical Manager, Martin J. Wygod, Chairman of the Company and Medical Manager, and three officers and/or directors of the Company and Medical Manager, Paul C. Suthern, Roger C. Holstein and Charles A. Mele. The plaintiffs assert that the Company, Medical Manager and the individual defendants are in violation of certain non-competition, non-solicitation and other agreements with Merck and Merck-Medco, and seek to enjoin the Company and them from conducting the Company's healthcare e-commerce business and from soliciting Merck-Medco's customers. Medical Manager's and Mr. Wygod's agreements expired on May 24, 1999. Mr. Suthern's, Mr. Mele's and Mr. Holstein's agreements expire in December 1999, March 2000 and September 2002, respectively.

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

     The Company recorded $650,000 in litigation costs associated with the Merck and Merck-Medco litigation in the three-months ended September 30, 1999. Pursuant to an existing indemnification agreement between the Company and Medical Manager, the agreement provides that Medical Manager will bear both actual costs of conducting the litigation and monetary damages that may be awarded to Merck and Merck-Medco in the litigation. The costs borne by Medical Manager of $650,000 for the three months ended September 30, 1999 are reflected as a contribution from Parent in the accompanying consolidated statements of changes in stockholders' equity.

     In the normal course of business, the Company is involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that their outcome will have a material adverse effect on its financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

     The Company expects to generate a significant portion of its revenue from payers and suppliers who are expected to pay initial set-up and ongoing maintenance fees associated with organizing, loading and maintaining their content and transaction fees associated with the processing of healthcare transactions. The Company also expects to generate revenue from physicians who are expected to pay a monthly fee for access to a range of the Company's services.

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

     In September 1999, the Company entered into a strategic alliance with America Online, Inc. ("AOL") for the Company to be AOL's exclusive provider of a comprehensive suite of services that connect AOL's 18 million members, as well as CompuServe members and visitors to AOL's Web-based services, Netcenter, AOL.COM and Digital City (collectively, "AOL Members"), to physicians, health plans, pharmacy benefit managers, covered pharmacies and labs. Under the agreement, the Company and AOL have agreed to create co-branded sites which will enable AOL Members to manage their healthcare through online communication with their physicians, health plans, pharmacy benefit managers, covered pharmacies and labs. The agreement has an initial term of four years. Through this arrangement, AOL Members will have access to the Company's secure, real-time services being developed that allow them, among other things, to select and enroll in health plans, choose their providers, schedule appointments, renew and refill plan approved prescriptions, view lab results, review claims status, receive explanation of benefits, review patient education materials provided by their health plans, understand plan policies and procedures and receive plan treatment authorizations. The Company and AOL have also agreed to collaborate in sales and marketing to the healthcare industry, and they intend to leverage their alliance into cross-promotional and shared advertising revenue initiatives. Under the financial terms of the arrangement, the Company has agreed to make $30,000,000 of guaranteed payments to AOL over three years. The Company made the first payment of $10,000,000 in September 1999.

     The Company also entered into a four year agreement with Netscape Communications Corporation ("Netscape") under which the Company also acquired a nonexclusive and nontransferable right and license for the use of an unlimited quantity of the Netscape and Sun Microsystems software products, offered via the Sun Microsystems--Netscape Alliance. The cost of the products was $3,750,000, with a maintenance fee of $750,000 in the initial year and an option to purchase maintenance at $1,000,000 per year in the second, third, and fourth years of the agreement.

Results of Operations

     Total revenues for the three months ended September 30, 1999 were $1,657,000 and were comprised of (i) $780,000 of revenue attributable to the Company's electronic data interchange services and (ii) revenues of $877,000 consisting of management services provided to THINC.

     Cost of revenues, other than to affiliates, was $254,000. Cost of services to affiliates of $877,000 consisted primarily of employee compensation and benefits expense for those employees supporting the THINC business.

     Research and development expenses consist primarily of employee compensation, the cost of consultants and other direct expenses. Total research and development expenditures were $3,123,000 for the three months ended September 30, 1999 as compared to $2,874,000 in the prior year period. Of these expenditures, $2,366,000 were capitalized in the prior year period. There were no capitalized costs for the three months ended September 30, 1999. The increase in research and development expenditures relates to the continuing development of the Company's services.

     Sales and marketing expenses consist primarily of salaries and benefits, travel for sales, marketing and business development personnel and promotion related expenses such as advertising, marketing materials, and tradeshows. Sales and marketing expenses were $1,912,000 for the three months ended September 30, 1999 compared to $311,000 in the comparable prior year period. The increase is primarily related to (i) increased staffing, (ii) inclusion of expenses related to the acquisition of Med-Link, (iii) increased marketing activities and (iv) expenses related to the AOL agreement for which there are no comparable amounts in the prior period. Included in sales and marketing expenses are net charges from Medical Manager of $272,000 for the three months ended September 30, 1999 and $153,000 for the comparable prior year period. These charges represent an allocation of compensation costs for Medical Manager personnel who devoted a significant portion of their time to the Company, and primarily relate to business development and marketing support services. The increase in these allocated expenses is due to increased staffing to support the Company's business.

     General and administrative expenses consist primarily of compensation for legal, finance, management and administrative personnel. General and administrative expenses were $2,556,000 for the three months ended September 30, 1999 compared to $831,000 in the comparable prior year period. The increase in general and administrative expenses of $1,725,000 resulted primarily from (i) increased staffing in the finance, legal, and corporate development groups and
(ii) inclusion of expenses related to the acquisition of Med-Link. Included in general and administrative expenses are net charges from Medical Manager of $264,000 for the three months ended September 30, 1999 compared to $84,000 in the comparable prior year period. These charges represent an allocation of compensation costs for Medical Manager personnel who devoted a significant portion of their time to the Company, and primarily relate to administrative and legal services. The increase in these allocated expenses is due to increased staffing to support the Company's business.

     The Company recorded $650,000 in litigation charges in the three months ended September 30, 1999, related to the Company's ongoing defense against assertions that it violated certain agreements with Merck & Co., Inc. ("Merck") and Merck-Medco Managed Care, L.L.C ("Merck-Medco"). Pursuant to an existing indemnification agreement between the Company and Medical Manager, the agreement provides, among other things, that Medical Manager will bear both actual costs of conducting the litigation and monetary damages that may be awarded to Merck and Merck-Medco in the litigation. The costs borne by Medical Manager of $650,000 for the three months ended September 30, 1999 are reflected as a contribution from Parent in the accompanying consolidated statements of changes in stockholders' equity.

     Depreciation and amortization expense was $1,173,000 in the three months ended September 30, 1999 and $452,000 in the comparable prior year period. The increase is primarily due to (i) amortization of goodwill related to the acquisition of Med-Link and (ii) amortization related to certain contracts and other intangibles.

     Other income was $1,679,000 in three months ended September 30, 1999 and $44,000 in the comparable prior period. The increase is a due to interest income on the funds raised in connection with the Company's initial public offering on June 16, 1999.

Liquidity and Capital Resources

     Prior to completing its initial public offering on June 16, 1999, the Company's operations since Inception (December 24, 1996) were funded through capital contributions from its parent company Medical Manager. On June 16, 1999, the Company completed its initial public offering of 6,497,500 shares of its common stock at $18.00 per share (the "Offering"). The net cash proceeds of the Offering were approximately $106,446,000, after deducting anticipated amounts for underwriting discounts and commissions and Offering expenses. As of September 30, 1999 the Company had $107,286,000 of cash and cash equivalents and short and long-term marketable securities, including accrued interest thereon.

     Cash used in operating activities was $18,422,000 for the three months ended September 30, 1999 compared to cash provided by operating activities of $2,552,000 in the comparable prior year period. The cash used during this period was primarily attributable to the losses associated with the development of the Company's business activities and the payment of $10,000,000 in connection with the Company's strategic alliance and agreement with AOL.

     Cash used in investing activities was $54,863,000 for the three months ended September 30, 1999 compared to $2,633,000 in the comparable prior year period. The cash used during the three months ended September 30, 1999 was primarily related to the purchases of marketable securities for $50,000,000 and the purchase of computer equipment primarily related to the establishment of Company's data center for $4,863,000. The Company's marketable securities are invested in various investment-grade commercial paper, money market accounts, certificates of deposit and Federal Agency Notes.

     Cash provided by financing activities was $10,650,000 for the three months ended September 30, 1999 and primarily relates to the purchase by AOL of 100 shares of the Company's newly issued Series A Convertible Redeemable Preferred Stock ("Series A Preferred Stock") at a price of $100,000 per share, or $10,000,000 of Series A Preferred Stock in the aggregate, with an option to purchase up to an additional 100 shares of Series A Preferred Stock in September 2000 ("Series A Preferred Option") at the same price. At the option of AOL, in March 2002, the Series A Preferred Stock is either redeemable in whole for $100,000 per share in cash or convertible in whole, on a per share basis, into
(i) the number of shares of the Company's common stock equal to $100,000 divided by $49.25 (or 2,030.5 shares) and (ii) a warrant exercisable for the same number of shares of the Company's common stock, or 2,030.5 shares, at a price of $49.25 per share. In the event that AOL elects to convert the 100 shares of Series A Preferred Stock it purchased in September 1999, it would receive 203,046 shares of the Company's common stock and a warrant exercisable into an additional 203,046 shares at $49.25 per share. Prior to March 2002, AOL has the right to require the Company to redeem the Series A Preferred Stock in whole at $100,000 per share in the event of a change in control of the Company. The Series A Preferred Stock is non-voting except under certain extraordinary circumstances and no dividend is payable on the Series A Preferred Stock unless the Company declares a dividend on its common stock.

     Under the terms of the strategic alliance and agreement with AOL, the Company is required to make guaranteed payments of $10,000,000 in August 2000 and 2001, respectively.

     The Company currently anticipates that its available cash resources, will be sufficient to meet the Company's presently anticipated working capital, capital expenditure and business expansion requirements for the next 18 - 24 months. There can be no assurance that the Company will not require additional capital prior to the expiration of this 18 - 24 month period. Even if such additional funds are required, the Company may seek additional equity or debt financing. There can be no assurance that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to the Company's stockholders.

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

     State of Readiness. The Company has made an assessment of the Year 2000 readiness of its information technology systems, including the hardware and software that enable the Company to develop and deliver its healthcare e-commerce services as well as its non-information technology systems. The Company's assessment consisted of:

     . quality assurance testing of the Company's internally developed proprietary software;

     . contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to developing the Company's healthcare e-commerce network

     .    contacting vendors of material non-IT systems;

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

     In addition, there can be no assurance that physicians, payers, suppliers, Internet access companies, third-party service providers, vendors, business partners and others outside the Company's control will be Year 2000 compliant. The failure by such entities to be Year 2000 compliant could result in a systemic failure beyond the Company's control, such as a prolonged Internet or communications failure, which could also prevent the Company from delivering the Company's services to its customers, decrease the use of the Internet or prevent users from accessing the Company's service. Such a failure could have a material adverse effect on the Company's business, results of operations and financial condition. Also, a general Year 2000 systemic failure could require healthcare companies to spend large amounts of money to correct any such failures, reducing the amount of money that might otherwise be available to be spent on the Company's services.

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

     This discussion contains forward-looking information relating to the Company's operations that are based on management's current expectations, estimates and projections about the Company, and the healthcare e-commerce industry. See "-- Disclosure Regarding Forward Looking Information" contained in this report.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest rate sensitivity

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investments in marketable securities. The Company does not use derivative financial instruments in its investments. The Company's investments consist primarily of U.S. Treasury Notes and Federal Agency Notes.

     The following table presents fair value amounts and related weighted-average interest rates by expected maturity date of the Company's investment portfolio. This table does not include money market funds because those funds are not subject to market risk.

                                 Fiscal Years
                                (in thousands)
                                  (unaudited)

                                   2000           2001            2002          2003          2004        Thereafter
                                -----------    -----------     ----------   -----------   ------------    ----------
Short term investment:
   Fixed rate                    54,378             --            --           --            --               --
   Average interest rate           5.25%            --            --           --            --               --

Long term investment:
   Fixed rate                        --         50,000            --           --            --               --
   Average interest rate             --           6.08%           --           --            --               --

                                    PART II

                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     For legal proceedings, please refer to "Item 3-Legal Proceedings" filed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     On September 15, 1999 the Company issued to America Online, Inc. ("AOL") 100 shares of newly issued Series A Convertible Redeemable Preferred Stock ("Series A Preferred Stock") at a price of $100,000 per share, or $10,000,000 of Series A Preferred Stock in the aggregate, with an option to purchase up to an additional 100 shares of Series A Preferred Stock in September 2000 at the same price. At the option of AOL, in March 2002, the Series A Preferred Stock is either redeemable in whole for $100,000 per share in cash or convertible in whole, on a per share basis, into (i) the number of shares of the Company's common stock equal to $100,000 divided by $49.25 (or 2,030.5 shares) and (ii) a warrant exercisable for the same number of shares of the Company's common stock, or 2,030.5 shares, at a price of $49.25 per share. Prior to March 2002, AOL has the right to require the Company to redeem the Series A Preferred Stock in whole at $100,000 per share in the event of a change in control of the Company. The Series A Preferred Stock is non-voting except under certain extraordinary circumstances and no dividend is payable on the Series A Preferred Stock unless the Company declares a dividend on its common stock.

    On June 16, 1999, the Company completed the initial public offering (the "Offering") of 6,497,500 shares of its common stock at a price of $18.00 per share. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-75071). The Registration Statement was declared effective by the Securities and Exchange Commission on June 16, 1999. Concurrent with the Offering, the Company sold 537,634 shares of its common stock in a separate, private transaction to Cerner for net proceeds of approximately $9,000,000. The Company invested the proceeds from the Offering and this private sale to Cerner primarily in U.S. Treasury Notes and Federal Agency Notes. During the three months ended September 30, 1999, the Company used a portion of the proceeds for working capital.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit No.      Exhibits
          ----------       --------

          4.1 Certificate of Designations of Preferences and Rights of the Series A Convertible Redeemable Preferred Stock of CareInsite, Inc., par value $0.01 per share.

          4.2 Warrant Agreement dated as of September 15, 1999 between America Online, Inc. and the Company.

          4.3 Subscription Agreement dated as of September 15, 1999 between the Company and America Online, Inc.

          27                Financial Data Schedule.

     (b) On August 24, 1999, the Company filed on Form 8-K a copy of the Company's press release announcing earnings for the quarter and year ended June 30, 1999.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CAREINSITE, INC.




Dated: November 15, 1999        /s/ James R. Love
                                ---------------------------------------
                                    James R. Love
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)