Form 10-Q
period 1999-12-31
CAREINSITE INC
filed 2000-02-11
CIK 1082000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 1999

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

         The number of shares of the registrant's common stock outstanding at February 11, 2000 was 74,082,150.

                                CAREINSITE, INC.
                          (a Development Stage Company)

                                      Index
                                      -----

PART I        FINANCIAL INFORMATION:

              Item 1.     Financial Statements                              Page
                                                                            ----

               Consolidated Balance Sheets - December 31, 1999 and
                  June 30, 1999                                               3

               Consolidated Statements of Operations - Three and six
                  months ended December 31, 1999 and 1998 and Cumulative
                  from Inception (December 24, 1996) through December
                  31, 1999                                                    5

               Consolidated Statements of Changes in Stockholders'
                  Equity for the Period from Inception (December 24,
                  1996) through June 30, 1997, the Years ended June 30,
                  1998 and June 30, 1999 and the six months ended
                  December 31, 1999                                           6

               Consolidated Statements of Cash Flows - Six months ended
                  December 31, 1999 and 1998 and Cumulative from
                  Inception (December 24, 1996) through
                  December 31, 1999                                           7

              Notes to Consolidated Financial Statements                      8

              Item 2.     Management's Discussion and Analysis of Financial
                              Condition and Results of Operations            12

              Item 3.     Quantitative and Qualitative Disclosures About
                              Market Risk                                    17

PART II     OTHER INFORMATION:

              Item 1.     Legal Proceedings                                  18

              Item 2.     Changes In  Securities and Use of Proceeds         18

              Item 6.     Exhibits and Reports of Form 8-K                   18

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

                                CAREINSITE, INC.
                          (a Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                                            December 31,     June 30,
                                                                                1999           1999
                                                                          ---------------   -----------
                                                                            (unaudited)
CURRENT ASSETS:
        Cash and cash equivalents ......................................     $  21,861      $  64,019
        Marketable securities ..........................................        44,596         54,670
        Accounts receivable, net of allowances of $55 and $6
               at December 31, 1999 and June 30, 1999, respectively ....           757            532
        Accounts and Notes receivable from affiliate ...................         4,627          1,591
        Current portion of prepaid marketing and licensing agreements ..         9,272           --
        Other current assets ...........................................         3,411            554
                                                                             ---------      ---------
                   Total current assets ................................        84,524        121,366
                                                                             ---------      ---------


PROPERTY, PLANT AND EQUIPMENT:
        Leasehold improvements .........................................           786            732
        Equipment ......................................................         3,926          3,454
        Furniture and fixtures .........................................           647            427
        Construction in progress .......................................         6,290           --
                                                                             ---------      ---------
                                                                                11,649          4,613
        Less: Accumulated depreciation .................................        (2,648)        (2,033)
                                                                             ---------      ---------
                   Property, plant and equipment, net ..................         9,001          2,580
                                                                             ---------      ---------


CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of
        accumulated amortization of $523 at December 31, 1999 ..........        30,807         31,330

OTHER ASSETS:
        Intangible assets, net of accumulated amortization of $3,380 and
             $1,902 at December 31, 1999 and June 30, 1999, respectively        20,102         22,475
        Non-current marketable securities ..............................        49,594           --
        Prepaid marketing and licensing agreements .....................         2,581           --
        Other ..........................................................         1,201          2,202
                                                                             ---------      ---------
                   Total other assets ..................................        73,478         24,677
                                                                             ---------      ---------
                                                                             $ 197,810      $ 179,953
                                                                             =========      =========

 The accompanying notes are an integral part of these consolidated statements

                                CAREINSITE, INC.
                          (a Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        December 31,     June 30,
                                                                            1999           1999
                                                                       -------------    -----------
                                                                        (unaudited)
CURRENT LIABILITIES:
      Accounts payable .............................................     $   2,916      $     764
      Payable to Parent ............................................           334            853
      Accrued liabilities ..........................................         4,917          4,912
                                                                         ---------      ---------
                  Total current liabilities ........................         8,167          6,529
                                                                         ---------      ---------


CONVERTIBLE REDEEMABLE PREFERRED STOCK .............................         5,166           --
                                                                         ---------      ---------

COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value, 30,000,000 shares authorized;
         100 shares issued and outstanding at December 31, 1999 ....          --             --
      Common stock, $ .01 par value, authorized 300,000,000 shares;
             70,410,134 shares issued and outstanding ..............           704            704
      Additional paid-in capital ...................................       254,855        247,932
      Deficit accumulated during the development stage .............       (70,637)       (75,490)
      Accumulated other comprehensive (loss) income ................          (445)           278
                                                                         ---------      ---------
                  Total stockholders' equity .......................       184,477        173,424
                                                                         ---------      ---------
                                                                         $ 197,810      $ 179,953
                                                                         =========      =========


 The accompanying notes are an integral part of these consolidated statements

                                CAREINSITE, INC.
                          (a Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)



                                                                                                                    Cumulative
                                                                   Three Months Ended        Six Months Ended     from Inception
                                                                      December 31,              December 31,      (Dec. 24, 1996)
                                                                ----------------------    ----------------------      Through
                                                                   1999         1998         1999        1998    December 31, 1999
                                                                ---------    ---------    ---------    --------- -----------------
Net revenue .................................................   $     805    $    --      $   1,585    $    --      $   1,956
Service revenue to affiliates ...............................         696         --          1,573         --          2,566
                                                                ---------    ---------    ---------    ---------    ---------
        Total revenues ......................................       1,501         --          3,158         --          4,522
                                                                ---------    ---------    ---------    ---------    ---------
Costs and Expenses:
    Cost of revenues ........................................         272         --            526         --            595
    Cost of services to affiliates ..........................         696         --          1,573         --          2,566
    Research and development expenses .......................       4,778        5,180        7,901        5,688       30,818
    Sales and marketing expenses ............................       4,599          304        6,511          615       11,304
    General and administrative expenses .....................       3,798          877        6,354        1,708       14,336
    Litigation costs ........................................         450         --          1,100         --          5,400
    Acquired in-process research and development ............        --           --           --           --         32,185
    Depreciation and amortization ...........................       1,512          435        2,685          887        6,619
                                                                ---------    ---------    ---------    ---------    ---------
        Total costs and expenses ............................      16,105        6,796       26,650        8,898      103,823
                                                                ---------    ---------    ---------    ---------    ---------
Loss from operations ........................................     (14,604)      (6,796)     (23,492)      (8,898)     (99,301)
Other income, net ...........................................       1,588           47        3,267           91        3,586
Gain on sale of investment ..................................      25,511         --         25,511         --         25,511
                                                                ---------    ---------    ---------    ---------    ---------
Net income (loss) ...........................................      12,495       (6,749)       5,286       (8,807)     (70,204)
Accretion on Series A Preferred Stock .......................        (375)        --           (433)        --           (433)
                                                                ---------    ---------    ---------    ---------    ---------
Net income (loss) available to common stockholders ..........   $  12,120    $  (6,749)   $   4,853    $  (8,807)   $ (70,637)
                                                                =========    =========    =========    =========    =========

Net income (loss) per share available to common stockholders:
        Basic ...............................................   $    0.17    $   (0.13)   $    0.07    $   (0.18)    $  (1.28)
                                                                =========    =========    =========    =========    =========
        Diluted .............................................   $    0.15    $   (0.13)   $    0.06    $   (0.18)    $  (1.28)
                                                                =========    =========    =========    =========    =========
Weighted average shares outstanding:
        Basic ...............................................      70,410       50,063       70,410       50,063       55,207
                                                                =========    =========    =========    =========    =========
        Diluted .............................................      79,223       50,063       78,776       50,063       55,207
                                                                =========    =========    =========    =========    =========


 The accompanying notes are an integral part of these consolidated statements

                                CAREINSITE, INC.
                          (a Development Stage Company)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)


                                                           Common Stock
                                                       ------------------                                        Deficit
                                                        Number                   Additional       Stock        Accumulated
                                                          of                       Paid-In    Subscription      During the
                                                        Shares        Amount       Capital     Receivable    Development Stage
                                                      ---------     ---------     ---------   ------------   -----------------

Capitalization at Inception, December 24, 1996 ..        50,063     $     501     $   9,499     $ (10,000)       $    --
      Contribution of Avicenna assets ...........          --            --          28,817          --               --
      Contribution of CareAgents stock ..........          --            --           3,250          --               --
      Net loss ..................................          --            --            --            --            (42,357)
      Capital contributions from Parent .........          --            --          11,856          --               --
                                                      ---------     ---------     ---------     ---------        ---------
Balance at June 30, 1997 ........................        50,063           501        53,422       (10,000)         (42,357)
                                                      ---------     ---------     ---------     ---------        ---------
      Net loss ..................................          --            --            --            --            (10,335)
      Capital contributions from Parent .........          --            --          16,567          --               --
                                                      ---------     ---------     ---------     ---------        ---------
Balance at June 30, 1998 ........................        50,063           501        69,989       (10,000)         (52,692)
                                                      ---------     ---------     ---------     ---------        ---------
      Net loss ..................................          --            --            --            --            (22,798)
      Unrealized gains on marketable securities .          --            --            --            --               --
           Total comprehensive loss
      Settlement of stock subscription receivable          --            --            --          10,000             --
      Common stock issued to Cerner .............        13,148           131        32,455          --               --
      Issuance of warrants to THINC .............          --            --           1,700          --               --
      Issuance of warrants to Horizon ...........          --            --           6,725          --               --
      Sale of common stock in initial public
        offering, net of underwriting discount
        and offering expenses of $10,509 ........         6,498            65       106,381          --               --
      Common stock issued to Parent .............           701             7        11,207          --               --
      Capital contributions from Parent .........          --            --          19,475          --               --
                                                      ---------     ---------     ---------     ---------        ---------
Balance at June 30, 1999 ........................        70,410           704       247,932          --            (75,490)
                                                      ---------     ---------     ---------     ---------        ---------
      Net income ................................          --            --            --            --              5,286
      Accretion on Series A Preferred Stock .....          --            --            --            --               (433)
      Unrealized losses on marketable securities           --            --            --            --               --
           Total comprehensive income
      Issuance of warrants ......................          --            --             555          --               --
      Issuance of Series A Preferred Stock ......          --            --           5,268          --               --
      Capital contributions from Parent .........          --            --           1,100          --               --
                                                      ---------     ---------     ---------     ---------        ---------
Balance at December 31, 1999 (unaudited) ........        70,410     $     704     $ 254,855     $    --          $ (70,637)
                                                      =========     =========     =========     =========        =========




                                                        Accumulated
                                                            Other         Total
                                                        Comprehensive  Stockholders'
                                                        Income (loss)     Equity
                                                        -------------  ------------

Capitalization at Inception, December 24, 1996 ..       $    --        $    --
      Contribution of Avicenna assets ...........            --           28,817
      Contribution of CareAgents stock ..........            --            3,250
      Net loss ..................................            --          (42,357)
      Capital contributions from Parent .........            --           11,856
                                                        ---------      ---------
Balance at June 30, 1997 ........................            --            1,566
                                                        ---------      ---------
      Net loss ..................................            --          (10,335)
      Capital contributions from Parent .........            --           16,567
                                                        ---------      ---------
Balance at June 30, 1998 ........................            --            7,798
                                                        ---------      ---------
      Net loss ..................................            --          (22,798)
      Unrealized gains on marketable securities .             278            278
                                                        ---------      ---------
           Total comprehensive loss                                      (22,520)
      Settlement of stock subscription receivable            --           10,000
      Common stock issued to Cerner .............            --           32,586
      Issuance of warrants to THINC .............            --            1,700
      Issuance of warrants to Horizon ...........            --            6,725
      Sale of common stock in initial public
        offering, net of underwriting discount
        and offering expenses of $10,509 ........            --          106,446
      Common stock issued to Parent .............            --           11,214
      Capital contributions from Parent .........            --           19,475
                                                        ---------      ---------
Balance at June 30, 1999 ........................             278        173,424
                                                        ---------      ---------
      Net income ................................            --            5,286
      Accretion on Series A Preferred Stock .....            --             (433)
      Unrealized losses on marketable securities             (723)          (723)
                                                        ---------      ---------
           Total comprehensive income                                      4,130
      Issuance of warrants ......................            --              555
      Issuance of Series A Preferred Stock ......            --            5,268
      Capital contributions from Parent .........            --            1,100
                                                        ---------      ---------
Balance at December 31, 1999 (unaudited) ........       $    (445)     $ 184,477
                                                        =========      =========


 The accompanying notes are an integral part of these consolidated statements

                            CAREINSITE, INC.
                      (a Development Stage Company)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)
                               (unaudited)

                                                                                                                 Cumulative
                                                                                     Six Months Ended          From Inception
                                                                                       December 31,            (Dec 24, 1996)
                                                                                 -------------------------         Through
                                                                                    1999            1998       December 31, 1999
                                                                                 ---------       ---------     -----------------
Cash Flows Used In Operating Activities:
    Net income (loss) ......................................................     $   5,286       $ (8,807)         $(70,204)
       Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
           Depreciation and amortization ...................................         2,685             888             6,619
           Gain on sale of investment ......................................       (25,511)           --             (25,511)
           Write-off of acquired in-process research and development costs .          --              --              32,185
           Write-off of acquired intellectual property and
                 software technologies .....................................          --              --               5,228
           Write-off of capitalized software costs .........................          --             2,381             2,381
           Net loss from investment in unconsolidated affiliate ............           895            --               1,491
           Changes in operating assets and liabilities:
               Accounts and affiliate receivable, net ......................        (3,261)           --              (4,530)
               Prepaid and other current assets ............................       (11,733)           --             (12,143)
               Other assets ................................................        (3,579)           (126)           (4,169)
               Accounts and Parent payables ................................         1,633            (294)            3,220
               Accrued liabilities .........................................             5             105              (486)
                                                                                 ---------       ---------         ---------
              Net cash used in operating activities ........................       (33,580)         (5,853)          (65,919)
                                                                                 ---------       ---------         ---------
Cash Flows Used In Investing Activities:
           Purchases of property, plant and equipment ......................        (7,105)            (65)          (10,501)
           Software development costs ......................................          --            (7,763)          (12,741)
           Purchases of marketable securities ..............................       (50,000)           --            (104,392)
           Maturities and redemptions of marketable securities .............         9,916            --               9,916
           Acquisition of Med-Link, net of cash acquired ...................          --              --             (13,980)
           Investment in unconsolidated affiliate ..........................          --              --              (1,350)
           Proceeds from sale of investment ................................        27,511            --              27,511
                                                                                 ---------       ---------         ---------
              Net cash used in investing activities ........................       (19,678)         (7,828)         (105,537)
                                                                                 ---------       ---------         ---------
Cash Flows Provided By Financing Activities:
           Proceeds from stock subscription receivable .....................          --              --              10,000
           Proceeds from sale of Series A Preferred Stock and Option .......        10,000            --              10,000
           Proceeds from sale of common stock ..............................          --              --             131,366
           Contributions from Parent .......................................         1,100          14,002            41,951
                                                                                 ---------       ---------         ---------
              Net cash provided by financing activities ....................        11,100          14,002           193,317
                                                                                 ---------       ---------         ---------
Change in cash and cash equivalents ........................................       (42,158)            321            21,861
Cash and cash equivalents, beginning of period .............................        64,019             315              --
                                                                                 ---------       ---------         ---------
Cash and cash equivalents, end of period ...................................     $  21,861       $     636         $  21,861
                                                                                 =========       =========         =========

Supplemental disclosure of non-cash investing and financing activities:
    Contribution of Avicenna assets from Parent ............................     $    --         $    --           $  28,817
                                                                                 =========       =========         =========
    Contribution of CareAgents stock from Parent ...........................     $    --         $    --           $   3,250
                                                                                 =========       =========         =========
    Contribution of acquired intellectual property and software
       technologies from Parent ............................................     $    --         $    --           $   5,228
                                                                                 =========       =========         =========
    Contribution of note receivable from Parent ............................     $    --         $    --           $   2,000
                                                                                 =========       =========         =========
    Issuance of equity for software technology licensed from Cerner ........     $    --         $    --           $  20,800
                                                                                 =========       =========         =========
    Conversion of note receivable into a stock investment ..................     $    --         $    --           $   2,000
                                                                                 =========       =========         =========
    Issuance of warrants ...................................................     $     555       $    --           $   8,980
                                                                                 =========       =========         =========

 The accompanying notes are an integral part of these consolidated statements

                                CAREINSITE, INC.
                          (a Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      Organization and Basis of Presentation

         The accompanying unaudited consolidated financial statements include the accounts of CareInsite, Inc. and its subsidiaries ("CareInsite" or the "Company"), after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 1999. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. In the opinion of management, the information furnished reflects all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results for the reported interim periods.

         On December 24, 1996, Medical Manager Corporation (formerly known as Synetic, Inc., herein referred to as "Medical Manager" or the "Parent") acquired Avicenna Systems Corporation, a privately held, development stage company that marketed and built Intranets for managed healthcare plans, integrated healthcare delivery systems and hospitals. The acquisition of Avicenna marked the inception of the Parent's healthcare electronic commerce business (the "Inception"). On January 23, 1997, the Parent acquired CareAgents, Inc. ("CareAgents"), a privately held, development stage company engaged in developing Internet-based clinical commerce applications. On November 24, 1998, the Parent formed Synetic Healthcare Communications, Inc., which was subsequently renamed CareInsite, Inc. On January 2, 1999, the Parent contributed the stock of CareAgents to Avicenna. Concurrently, Avicenna contributed the stock of CareAgents and substantially all of Avicenna's other assets and liabilities to the Company (the "Formation"). The Parent also contributed $10,000,000 in cash to the Company. The Formation has been accounted for using the carryover basis of accounting and the Company's financial statements include the accounts and operations of Avicenna and CareAgents for all periods presented from the date each entity was acquired. As of February 11, 2000, Medical Manager owned 68.5% of the outstanding common stock of the Company.

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

(2)      America Online Agreement

         In September 1999, the Company entered into a strategic alliance with America Online, Inc. ("AOL") for the Company to be AOL's exclusive provider of a comprehensive suite of services that connect AOL's members, as well as CompuServe members and visitors to AOL's Web-based services, Netcenter, AOL.COM and Digital City (collectively, "AOL Members"), to physicians, health plans, pharmacy benefit managers, covered pharmacies and labs. Under the agreement, the Company and AOL have agreed to create co-branded sites which will enable AOL Members to manage their healthcare through online communication with their physicians, health plans, pharmacy benefit managers, covered pharmacies and labs. The agreement has an initial term of four years, subject to termination by AOL under certain conditions. Through this arrangement, AOL Members will have access to the Company's secure, real-time services being developed that allow them, among other things, to select and enroll in health plans, choose their providers, schedule appointments, renew and refill plan approved prescriptions, view lab results, review claims status, receive explanation of benefits, review patient education materials provided by their health plans, understand plan policies and procedures and receive plan treatment authorizations. The Company and AOL have also agreed to collaborate in sales and marketing to the healthcare industry, and they intend to leverage their alliance into cross-promotional and shared advertising revenue initiatives. Under the financial terms of the arrangement, the Company has agreed to make $30,000,000 of guaranteed payments to AOL over three years. The Company made the first payment of $10,000,000 in September 1999.

           The Company also entered into a four-year agreement with Netscape Communications Corporation ("Netscape") under which the Company acquired a nonexclusive and nontransferable right and license for the use of an unlimited quantity of the Netscape and Sun Microsystems software offered via the Sun Microsystems-Netscape Alliance. The cost of the products was $3,750,000, with a maintenance fee of $750,000 in the initial year and an option to purchase maintenance at $1,000,000 per year in the second, third, and fourth years of the agreement.

         Under a separate agreement entered into in September 1999, AOL purchased 100 shares of the Company's newly issued Series A Convertible Redeemable Preferred Stock ("Series A Preferred Stock") at a price of $100,000 per share, or $10,000,000 of Series A Preferred Stock in the aggregate, with an option to purchase up to an additional 100 shares of Series A Preferred Stock in September 2000 ("Series A Preferred Option") at the same price. At the option of AOL, in March 2002, the Series A Preferred Stock is either redeemable in whole for $100,000 per share in cash or convertible in whole, on a per share basis, into (i) the number of shares of the Company's common stock equal to $100,000 divided by $49.25 (or 2,030.5 shares) and (ii) a warrant exercisable for the same number of shares of the Company's common stock, or 2,030.5 shares, at a price of $49.25 per share. In the event that AOL elects to convert the 100 shares of Series A Preferred Stock it purchased in September 1999, it would receive 203,046 shares of the Company's common stock and a warrant exercisable into an additional 203,046 shares at $49.25 per share. Prior to March 2002, AOL has the right to require the Company to redeem the Series A Preferred Stock in whole at $100,000 per share in the event of a change in control of the Company. The Series A Preferred Stock is non-voting except under certain extraordinary circumstances, and no dividend is payable on the Series A Preferred Stock unless the Company declares a dividend on its common stock.

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

         Gross unrealized losses on the marketable securities were $445,000 at December 31, 1999 and gross unrealized gains on the marketable securities were $278,000 at June 30, 1999 and are included as part of accumulated other comprehensive income.

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

(4)      Earnings per Share

         The following table sets forth the computation of basic and diluted earnings (loss) available to common shareholders (in thousands except per share data).

                                                       Three Months Ended      Six Months Ended
                                                          December 31,            December 31,
                                                       -------------------    --------------------
                                                         1999       1998        1999       1998
                                                       --------   --------    --------   --------
Basic earnings per share:

Net income (loss) available to common stockholders .   $ 12,120   $ (6,749)   $  4,853   $ (8,807)
                                                       --------   --------    --------   --------

Weighted average shares outstanding ................     70,410     50,063      70,410     50,063
Basic earnings (loss) per share available to
common stockholders ................................   $   0.17   $  (0.13)   $   0.07   $  (0.18)
                                                       ========   ========    ========   ========

Diluted earnings per share:

Net income (loss) available to common stockholders .   $ 12,120   $ (6,749)   $  4,853   $ (8,807)
                                                       --------   --------    --------   --------

Weighted average shares outstanding ................     70,410     50,063      70,410     50,063
      Effect of dilutive securities:
             Stock options
                                                          3,439       --         3,111       --
             Warrants and convertible securities
                                                          5,374       --         5,225       --
                                                       --------   --------    --------   --------
Weighted average shares outstanding ................     79,223     50,063      78,776     50,063

Diluted earnings (loss) per share available
  to common shareholders ...........................   $   0.15   $  (0.13)   $   0.06   $  (0.18)
                                                       ========   ========    ========   ========

(5)      Commitments and Contingencies

         On February 18, 1999, Merck & Co., Inc. ("Merck") and Merck-Medco Managed Care, L.L.C. ("Merck-Medco") filed a complaint in the Superior Court of New Jersey against the Company, Medical Manager, Martin J. Wygod, Chairman of the Company and Medical Manager, and three officers and/or directors of the Company and Medical Manager, Paul C. Suthern, Roger C. Holstein and Charles A. Mele. The plaintiffs assert that the Company, Medical Manager and the individual defendants are in violation of certain non-competition, non-solicitation and other agreements with Merck and Merck-Medco, and seek to enjoin the Company and them from conducting the Company's healthcare e-commerce business and from soliciting Merck-Medco's customers. Medical Manager's and Mr. Wygod's agreements expired on May 24, 1999, Mr. Suthern's agreement expired in December 1999,
Mr. Mele's and Mr. Holstein's agreements expire in March 2000 and September 2002, respectively.

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

         The Company recorded $450,000 and $1,100,000 in litigation costs associated with the Merck and Merck-Medco litigation in the three and six months ended December 31, 1999, resepectively. Pursuant to an existing indemnification agreement between the Company and Medical Manager, the agreement provides that Medical Manager will bear both actual costs of conducting the litigation and monetary damages that may be awarded to Merck and Merck-Medco in the litigation. The costs borne by Medical Manager of $1,100,000 for the six months ended December 31, 1999 are reflected as contributions from Parent in the accompanying consolidated statements of changes in stockholders' equity.

         In the normal course of business, the Company is involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that their outcome will have a material adverse effect on its financial condition or results of operations.

(6)      Subsequent Event

         In January 2000, the Company acquired the 80% equity interest in The Health Information Network Connection ("THINC") owned by Empire Blue Cross and Blue Shield, Group Health Incorporated, HIP Health Plans and Greater New York Hospital Association (the "THINC founding members") in a stock transaction valued at approximately $45,000,000. The acquisition will be accounted for using the purchase method of accounting. Concurrently with the acquisition, warrants to purchase an aggregate of 3,247,294 shares of the Company's common stock, which represented the THINC founding members' interest in the warrants issued by the Company to THINC in January 1999, were distributed to the THINC founding members. Immediately following this transaction, the THINC founding members exercised their warrants in full. All shares including those issued upon the exercise of the warrants, are subject to certain restrictions on transfer. Simultaneously, the Company acquired Cerner Corporation's ("Cerner") 2% non-voting ownership interest in THINC for a note payable of $2,735,000. As a result of the exercise by the THINC founding members of their warrants, Cerner has a warrant to purchase 806,756 shares of Company common stock at an exercise price of $4.00 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company is in the initial stages of deploying certain of its healthcare e-commerce services. The market for the Company's services is unproven. These factors make it difficult to evaluate the Company's business and prospects. The Company has incurred substantial operating losses since the Company's inception and there can be no assurance that the Company will generate significant revenues or profitability in the future. The Company intends to significantly increase its expenditures primarily in the areas of development, sales and marketing, data center operations and customer support. As a result, the Company expects to incur substantial operating losses for at least the next two fiscal years.

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

         In September 1999, the Company entered into a strategic alliance with America Online, Inc. ("AOL") for the Company to be AOL's exclusive provider of a comprehensive suite of services that connect AOL's members, as well as CompuServe members and visitors to AOL's Web-based services, Netcenter, AOL.COM and Digital City (collectively, "AOL Members"), to physicians, health plans, pharmacy benefit managers, covered pharmacies and labs. Under the agreement, the Company and AOL have agreed to create co-branded sites which will enable AOL Members to manage their healthcare through online communication with their physicians, health plans, pharmacy benefit managers, covered pharmacies and labs. The agreement has an initial term of four years, subject to termination by AOL under certain conditions. Through this arrangement, AOL Members will have access to the Company's secure, real-time services being developed that allow them, among other things, to select and enroll in health plans, choose their providers, schedule appointments, renew and refill plan approved prescriptions, view lab results, review claims status, receive explanation of benefits, review patient education materials provided by their health plans, understand plan policies and procedures and receive plan treatment authorizations. The Company and AOL have also agreed to collaborate in sales and marketing to the healthcare industry, and they intend to leverage their alliance into cross-promotional and shared advertising revenue initiatives. Under the financial terms of the arrangement, the Company has agreed to make $30,000,000 of guaranteed payments to AOL over three years. The Company made the first payment of $10,000,000 in September 1999.

           The Company also entered into a four-year agreement with Netscape Communications Corporation ("Netscape") under which the Company acquired a nonexclusive and nontransferable right and license for the use of an unlimited quantity of the Netscape and Sun Microsystems software products offered via the Sun Microsystems--Netscape Alliance. The cost of the products was $3,750,000, with a maintenance fee of $750,000 in the initial year and an option to purchase maintenance at $1,000,000 per year in the second, third, and fourth years of the agreement.

         In January 2000, the Company acquired the 80% equity interest in The Health Information Network Connection ("THINC") owned by Empire Blue Cross and Blue Shield, Group Health Incorporated, HIP Health Plans and Greater New York Hospital Association (the "THINC founding members") in a stock transaction valued at approximately $45,000,000. The acquisition will be accounted for using the purchase method of accounting. Concurrently with the acquisition, warrants to purchase an aggregate of 3,247,294 shares of the Company's common stock, which represented the THINC founding members' interest in the warrants issued by the Company to THINC in January 1999, were distributed to the THINC founding members. Immediately following this transaction, the THINC founding members exercised their warrants in full. All shares including those issued upon the exercise of the warrants, are subject to certain restrictions on transfer. Simultaneously, the Company acquired Cerner Corporation's ("Cerner") 2% non-voting ownership interest in THINC for a note payable of $2,735,000. As a result of the exercise by the THINC founding members of their warrants, Cerner has a warrant to purchase 806,756 shares of Company common stock at an exercise price of $4.00 per share.

Results of Operations

         Total revenues for the three and six months ended December 31, 1999 were $1,501,000 and $3,158,000, respectively, and were comprised of (i) revenues attributable to the Company's electronic data interchange services of $805,000 and $1,585,000 for the three and six months ended December 31, 1999, respectively, and (ii) revenues consisting of management services provided to THINC of $696,000 and $1,573,000 for the three and six months ended December 31, 1999, respectively. As a result of the Company's January 2000 acquisition of THINC, the Company will no longer generate management service revenue related to services provided to THINC.

         Cost of revenues, other than to affiliates, was $272,000 and $526,000 for the three months and six months ended December 31, 1999, respectively. Cost of services to affiliates was $696,000 and $1,573,000 for the three and six months ended December 31, 1999, respectively, and consisted primarily of employee compensation and benefits expense for those employees supporting the THINC business.

         Research and development expenses consisted primarily of employee compensation, the cost of consultants and other direct expenses. Total research and development expenditures were $4,778,000 and $7,901,000 for the three and six months ended December 31, 1999, respectively, as compared to $5,179,000 and $5,687,000 for the three and six months ended December 31, 1998, respectively. Excluding the impact of (i) a $2,381,000 charge related to the write-off of certain software products in the three months ended December 31, 1998 and (ii) the capitalization of $2,366,000 of internal research and development expenditures in the three months ended September 30, 1998, research and development expenditures increased by $1,980,000 and $2,229,000 for the three and six months ended December 31, 1999, respectively. These increases in research and development expenditures are due to increased expenditures related to the development of the Company's physician portal, software products and data center. There were no capitalized costs for the three and six months ended December 31, 1999.

         Sales and marketing expenses consist primarily of salaries and benefits, travel for sales, marketing and business development personnel and promotion related expenses such as advertising, marketing materials, and trade shows. Sales and marketing expenses were $4,599,000 and $6,511,000 for the three and six months ended December 31, 1999, respectively, as compared to $304,000 and $615,000 for the three and six months ended December 31, 1998, respectively. The increase of $4,295,000 and $5,896,000 for the three and six months ended December 31, 1999, respectively, is primarily related to (i) expenses related to the AOL agreement for which there are no comparable amounts in the prior periods, (ii) increased marketing activities, (iii) increased staffing, and (iv) inclusion of expenses related to the acquisition of Med-Link for which there were no comparable amounts in the prior periods.

         General and administrative expenses consist primarily of compensation for legal, finance, management and administrative personnel. General and administrative expenses were $3,798,000 and $6,354,000 for the three and six months ended December 31, 1999, respectively, as compared to $877,000 and $1,708,000 for the three and six months ended December 31, 1998, respectively. The increase in general and administrative expenses of $2,921,000 and $4,646,000 for the three and six months ended December 31, 1999, respectively, resulted primarily from (i) increased staffing in the finance, legal and corporate development groups, (ii) inclusion of expenses related to the acquisition of Med-Link for which there were no comparable amounts in the prior periods and
(iii) the Company's interest in the losses of its equity investee for which there were no comparable amounts in the prior periods.

         The Company recorded $450,000 and $1,100,000 in litigation charges in the three and six months ended December 31, 1999, respectively, related to the Company's ongoing defense against assertions that it violated certain agreements with Merck & Co., Inc. ("Merck") and Merck-Medco Managed Care, L.L.C. ("Merck-Medco"). Pursuant to an existing indemnification agreement between the Company and Medical Manager, the agreement provides, among other things, that Medical Manager will bear both actual costs of conducting the litigation and monetary damages that may be awarded to Merck and Merck- Medco in the litigation. The costs borne by Medical Manager of $1,100,000 for the six months ended December 31, 1999, are reflected as a contribution from Parent in the accompanying consolidated statements of changes in stockholders' equity.

         Depreciation and amortization expenses were $1,512,000 and $2,685,000 for the three and six months ended December 31, 1999, respectively, as compared to $436,000 and $888,000 for the three and six months ended December 31, 1998, respectively. The increase is primarily due to (i) amortization of goodwill related to the acquisition of Med-Link, (ii) the amortization of the Company's capitalized software costs and (iii) amortization related to certain contracts and other intangibles.

         Other income was $1,588,000 and $3,267,000 for the three and six months ended December 31, 1999, respectively, as compared to $47,000 and $91,000 for the three and six months ended December 31, 1998, respectively. The increase is due to interest income on the funds raised in connection with the Company's initial public offering on June 16, 1999 and interest income on the funds generated by the sale of the Company's investment in a privately held company that merged with a publicly held company during the three months ended December 31, 1999.

         Gain on sale of investment was $25,511,000 and relates to the disposition of an investment in a privately held company that merged with a publicly traded company during the three months ended December 31, 1999.

Liquidity and Capital Resources

         Prior to completing its initial public offering on June 16, 1999, the Company's operations since Inception (December 24, 1996) were funded through capital contributions from its parent company, Medical Manager. On June 16, 1999, the Company completed its initial public offering of 6,497,500 shares at of its common stock at $18.00 per share (the "Offering"). The net cash proceeds of the Offering were approximately $106,446,000, after deducting anticipated amounts for underwriting discounts and commissions and Offering expenses. As of December 31, 1999, the Company had $116,051,000 of cash and cash equivalents and short and long-term marketable securities.

         Cash used in operating activities was $33,580,000 for the six months ended December 31, 1999 compared to $5,853,000 in the comparable prior year period. The cash used during this period was primarily attributable to the losses associated with the development of the Company's business activities and the payment of $10,000,000 in connection with the Company's strategic alliance and agreement with AOL.

         Cash used in investing activities was $19,678,000 for the six months ended December 31, 1999 compared to $7,828,000 in the comparable prior year period. Cash used during the period resulted from (i) purchases of marketable securities of $50,000,000, and (ii) the purchase of computer equipment primarily related to the establishment of Company's data center of $7,105,000 offset by
(i) proceeds of $27,511,000 from the sale of the Company's investment in a privately held company that merged with a publicly traded company during the three months ended December 31, 1999 and (ii) maturities and redemptions of marketable securities of $9,916,000. The Company's marketable securities are invested in various investment-grade commercial paper, money market accounts, certificates of deposit and Federal Agency Notes.

         Cash provided by financing activities was $11,100,000 for the six months ended December 31, 1999 compared to $14,002,000 in the comparable prior year period. The cash provided during this period was primarily related to the purchase by AOL of 100 shares of the Company's newly issued Series A Convertible Redeemable Preferred Stock ("Series A Preferred Stock") at a price of $100,000 per share, or $10,000,000 of Series A Preferred Stock in the aggregate, with an option to purchase up to an additional 100 shares of Series A Preferred Stock in September 2000 ("Series A Preferred Option") at the same price. At the option of AOL, in March 2002, the Series A Preferred Stock is either redeemable in whole for $100,000 per share in cash or convertible in whole, on a per share basis, into (i) the number of shares of the Company's common stock equal to $100,000 divided by $49.25 (or 2,030.5 shares) and (ii) a warrant exercisable for the same number of shares of the Company's common stock, or 2,030.5 shares, at a price of $49.25 per share. In the event that AOL elects to convert the 100 shares of Series A Preferred Stock it purchased in September 1999, it would receive 203,046 shares of the Company's common stock and a warrant exercisable into an additional 203,046 shares at $49.25 per share. Prior to March 2002, AOL has the right to require the Company to redeem the Series A Preferred Stock in whole at $100,000 per share in the event of a change in control of the Company. The Series A Preferred Stock is non-voting except under certain extraordinary circumstances and no dividend is payable on the Series A Preferred Stock unless the Company declares a dividend on its common stock. The cash provided in the prior year period relates to contributions from Medical Manager.

         Under the terms of the strategic alliance and agreement with AOL, the Company is required to make guaranteed payments of $10,000,000 in August 2000 and $10,000,000 in August 2001.

         The Company currently anticipates that its available cash resources will be sufficient to meet the Company's presently anticipated working capital, capital expenditure and business expansion requirements, including the requirements of THINC, for approximately the next 18 - 24 months. There can be no assurance that the Company will not require additional capital prior to the expiration of this 18 - 24 month period. If such additional funds are required, the Company may seek additional equity or debt financing. There can be no assurance that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to the Company's stockholders.

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

Year 2000

         Many currently installed computer systems and software products are coded to accept or recognize only two digit entries for the year in the date code field. This problem is often referred to as the "Year 2000 problem". These systems and software products need to accept four digit year entries to distinguish 21st century dates from 20th century dates. Though the Company did not experience any year 2000 problems on January 1, 2000, additional year 2000 problems may become evident after that date.

         The Company believes that its systems are year 2000 compliant and, to date, those systems have not experienced any year 2000 problems. Although the Company continues to have contingency plans in place for operational problems which may arise as a result of a year 2000 problem, the Company cannot be assured that year 2000 issues will not potentially pose significant operational problems or have a material adverse effect on the Company's business, financial condition and results of operations in the future.

          To date, the Company has not incurred any material expenditures in connection with identifying or evaluating year 2000 compliance issues. The Company does not expect its future costs related to year 2000 to be material.

         The Company is not aware of any material year 2000 problems encountered by suppliers or customers of the Company's businesses to date but have not yet obtained confirmations from such suppliers and customers that they did not experience year 2000 problems. Accordingly, the Company cannot determine whether any suppliers have experienced year 2000 problems that may impact their ability to supply the Company with equipment and services or any customers have experienced disruptions to their business. Further, the Company cannot determine the state of its suppliers' and customers' year 2000 readiness on a going forward basis. The Company cannot be assured that the Company's suppliers and customers will be successful in ensuring that their systems have been or will be year 2000 compliant or that their failure to do so will not have an adverse effect on the Company's business, financial condition and results of operations.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK.

Interest rate sensitivity

         The Company is exposed to market risk from potential changes in interest rates as it relates to the Company's investments in highly liquid marketable debt securities. The Company believes that the amount of risk as it relates to its investments is not material to the Company's financial condition or results of operations due to the following:

    o The Company does not use derivative financial instruments in its investments.
    o The Company's investments consist primarily of U.S Treasury Notes and Federal Agency Notes.

                                    PART II

                                OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

         For legal proceedings, please refer to "Item 3 - Legal Proceedings" filed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

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

         The Company invested the proceeds from the Offering, the private sale to Cerner and the sale of Series A Preferred Stock to AOL primarily in U.S. Treasury Notes and Federal Agency Notes. During the three and six months ended December 31, 1999, the Company used a portion of the proceeds for working capital.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

    (a)     Exhibit No.     Exhibits
            -----------     ---------
                  10*       Employment Agreement dated as of January 4, 2000
                            between Medical Manager Corporation, CareInsite and
                            Marvin P. Rich.

                  27*       Financial Data Schedule.

                  *  Attached hereto.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CAREINSITE, INC.




Dated: February 11, 2000        /s/ James R. Love
                               -------------------------------------------------
                                    James R. Love
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

EXHIBIT INDEX

  Number        Description
-----------     -----------
      10        Employment Agreement dated as of January 4, 2000
                between Medical Manager Corporation, CareInsite and
                Marvin P. Rich.

      27        Financial Data Schedule.