Form 10-Q
period 2000-03-31
CAREINSITE INC
filed 2000-05-15
CIK 1082000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2000


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No __


         The number of shares of the registrant's common stock outstanding at May 12, 2000 was 74,951,840.

                                CAREINSITE, INC.
                          (a Development Stage Company)

                                      Index
                                      -----

PART I        FINANCIAL INFORMATION:

              Item 1.     Financial Statements                                             Page
                                                                                           ----

              Consolidated Balance Sheets - March 31, 2000 and June 30, 1999                 3

              Consolidated Statements of Operations - Three and nine months ended
                  March 31, 2000 and 1999 and Cumulative from Inception
                  (December 24, 1996) through March 31, 2000                                 5

              Consolidated Statements of Changes in Stockholders' Equity - for
                  the Period from Inception (December 24, 1996) through June 30,
                  1997, the Years ended June 30, 1998 and June 30, 1999
                  and the nine months ended March 31, 2000                                   6

              Consolidated Statements of Cash Flows - Nine months ended
                  March 31, 2000 and 1999 and Cumulative from Inception
                  (December 24, 1996) through March 31, 2000                                 7

              Notes to Consolidated Financial Statements                                     8

              Item 2.     Management's Discussion and Analysis of Financial Condition
                              and Results of Operations                                      15

              Item 3.     Quantitative and Qualitative Disclosures About Market Risk         21

PART II     OTHER INFORMATION:

              Item 1.     Legal Proceedings                                                  22

              Item 2.     Changes in Securities and Use of Proceeds                          22

              Item 6.     Exhibits and Reports on Form 8-K                                   23

                 DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         This report contains certain forward looking statements and information relating to the Company that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate", "believe", "estimate", "expect", and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward looking statements. Such statements reflect the current view of the Company with respect to future events, are not guarantees of future performance and are subject to certain risks and uncertainties. These risks and uncertainties may include: product demand and market acceptance risks; the feasibility of developing and deploying commercially profitable products and services; the effect of economic conditions; user acceptance; success of transactions with third parties; the impact of competitive products, services and pricing; product development, commercialization and technological difficulties; the effect of government regulation of the Internet or healthcare e-commerce services; the outcome of litigation; risks associated with the integration and management of acquired businesses; the ability of the Company to attract and retain qualified personnel; risks associated with the Company's pending merger with Healtheon/WebMD Corporation; and other risks described elsewhere herein, including those set forth in "--Management's Discussion and Analysis of Financial Condition and Results of Operations" below, and in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (the "Company's Form 10-K"). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, or expected. The Company does not intend to update these forward looking statements.

                                CAREINSITE, INC.
                          (a Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                                                    March 31,        June 30,
                                                                                     2000             1999
                                                                                -------------    ----------------
                                                                                 (unaudited)

CURRENT ASSETS:
   Cash and cash equivalents .............................................         $ 19,064         $  64,019
   Marketable securites ..................................................           49,524            54,670
   Accounts receivable, net of allowances of $70 and $6
       at March 31, 2000 and June 30, 1999, respectively ..................            3,018               532
   Accounts and notes receivable from affiliate ..........................                -             1,591
   Current portion of prepaid marketing and licensing agreements .........            7,709                 -
   Other current assets ..................................................            4,437               554
                                                                                ------------      ------------
             Total current assets ........................................           83,752            12,366
                                                                                ------------      ------------


PROPERTY, PLANT AND EQUIPMENT:
   Leasehold improvements ................................................              893               732
   Equipment .............................................................            6,514             3,454
   Furniture and fixtures ................................................              899               427
   Construction in progress ..............................................            7,690                 -
                                                                                ------------      ------------
                                                                                     15,996             4,613
   Less: Accumulated depreciation ........................................           (3,476)           (2,033)
                                                                                ------------      ------------
             Property, plant and equipment, net ..........................           12,520             2,580
                                                                                ------------      ------------


CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of
    accumulated amortization of $2,089 at March 31, 2000 .................           29,241            31,330


OTHER ASSETS:
    Goodwill and other intagible assets, net of accumulated amortization of $8,004 and $1,903 at March 31, 2000 and June 30, 1999,
      respectively .......................................................          153,368            22,475
    Prepaid marketing and licensing agreements ...........................            1,846                 -
    Other ................................................................            8,710             2,202
                                                                                ------------      ------------
              Total other assets .........................................          163,924            24,677
                                                                                ------------      ------------
                                                                                 $  289,437         $ 179,953
                                                                                ============      ============


  The accompanying notes are an integral part of these consolidated statements

                                CAREINSITE, INC.
                          (a Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    March 31,              June 30,
                                                                                      2000                   1999
                                                                                ------------------     ------------------
                                                                                   (unaudited)

CURRENT LIABILITIES:

      Accounts payable................................................                $  3,745                   $ 764
      Payable to Parent...............................................                   1,181                     853
      Obligations under capital leases................................                     905                       -
      Accrued liabilities.............................................                  15,656                   4,912
                                                                                --------------             -----------
                  Total current liabilities...........................                  21,487                   6,529
                                                                                --------------             ------------


LONG-TERM DEBT

      Long-Term Debt, net of current portion.............................                2,976                        -
      Obligations under capital leases, net of current portion...........                  668                        -
                                                                                --------------              -----------
                                                                                         3,644                        -
                                                                                --------------              -----------

OTHER LIABILITIES                                                                        3,482                        -
                                                                                --------------              -----------

COMMITMENTS AND CONTINGENCIES (NOTE 8)

CONVERTIBLE REDEEMABLE PREFERRED STOCK                                                   5,598                         -
                                                                                --------------               -----------

REDEEMABLE COMMON STOCK                                                                 35,744                         -
                                                                                --------------               -----------

STOCKHOLDERS' EQUITY:

      Preferred stock, $.01 par value, 30,000,000 shares authorized;
         100 shares of Series A Preferred Stock issued and outstanding
         at March 31, 2000...............................................                       -                      -
      Common stock, $.01 par value, authorized 300,000,000 shares;
         74,951,840 and 70,410,134 shares issued and outstanding
         at March 31, 2000 and June 30, 1999, respectively................                    749                    704
      Additional paid-in capital..........................................                314,562                247,932
      Deficit accumulated during the development stage....................                (95,347)               (75,490)
      Accumulated other comprehensive (loss) income.......................                   (482)                   278
                                                                                ------------------           ------------
                  Total stockholders' equity..............................                219,482                173,424
                                                                                ------------------           ------------
                                                                                        $ 289,437              $ 179,953
                                                                                ==================           ============


  The accompanying notes are an integral part of these consolidated statements

                                CAREINSITE, INC.
                          (a Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                                                                 Cumulative
                                                                                                               from Inception
                                                             Three Months Ended        Nine Months Ended       (Dec. 24, 1996)
                                                                 March 31,                March 31,                Through
                                                            ---------------------   --------------------
                                                              2000         1999        2000          1999      March 31, 2000
                                                            --------     --------   --------       -------   ----------------

Net revenue........................................         $  1,651      $    -    $  3,236       $     -    $         3,607
Service revenue to affiliates......................                -         213       1,573           213              2,566
                                                            --------     --------   --------       -------   ----------------
        Total revenues.............................            1,651         213       4,809           213              6,173
                                                            --------     --------   --------       -------   ----------------
Costs and Expenses:
    Cost of revenues...............................              787           -       1,312             -              1,381
    Cost of services to affiliates.................                -         213       1,573           213              2,566
    Research and development expenses..............            8,386       1,958      16,287         7,646             39,204
    Sales and marketing expenses...................            5,565         813      12,076         1,428             16,869
    General and administrative expenses............            3,450       1,147       9,805         2,855             17,787
    Litigation costs...............................              350       2,500       1,450         2,500              5,750
    Acquired in-process research and development...                -           -           -             -             32,185
    Depreciation and amortization..................            8,924         275      11,609         1,162             15,543
                                                            --------     --------   --------       -------    ----------------
        Total costs and expenses...................           27,462       6,906      54,112        15,804            131,285
                                                            --------     --------   --------       -------    ----------------
Loss from operations...............................          (25,811)     (6,693)    (49,303)      (15,591)          (125,112)
Other income, net..................................            1,534          19       4,801           110              5,120
Gain on sale of investment.........................                -           -      25,511             -             25,511
                                                            --------     --------   --------       -------    ----------------
Net loss...........................................          (24,277)     (6,674)    (18,991)      (15,481)           (94,481)
Accretion on Series A Preferred Stock..............             (433)          -        (866)            -               (866)
                                                            --------     --------   --------       -------    ----------------
Net loss available to common stockholders..........         $(24,710)    $(6,674)   $(19,857)     $(15,481)    $      (95,347)
                                                           =========     =======    ========      ========    ================


Net loss per share available to common stockholders,
        basic and diluted..........................        $   (0.34)    $ (0.11)   $  (0.28)     $  (0.29)    $        (1.69)
                                                           =========     =======    ========      ========    ================
Weighted average shares outstanding, basic and diluted....    73,489      62,500      71,436        54,208             56,504
                                                           =========     =======    ========      ========    ================


  The accompanying notes are an integral part of these consolidated statements

                                CAREINSITE, INC.
                          (a Development Stage Company)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)


                                                          Common Stock
                                                       --------------------
                                                                     Number                       Additional          Stock
                                                                       of                          Paid- In       Subscription
                                                                     Shares         Amount         Capital         Receivable
                                                                     ------         ------         -------         ----------

Capitalization at Inception, December 24, 1996 ...........           50,063    $     501        $   9,499        $ (10,000)
      Contribution of Avicenna assets ....................               --           --           28,817               --
      Contribution of CareAgents stock ...................               --           --            3,250               --
      Net loss ...........................................               --           --               --               --
      Capital contributions from Parent ..................               --           --           11,856               --
                                                                  ---------    ---------        ---------        ---------
Balance at June 30, 1997 .................................           50,063          501           53,422          (10,000)
                                                                  ---------    ---------        ---------        ---------
      Net loss ...........................................               --           --               --               --
      Capital contributions from Parent ..................               --           --           16,567               --
                                                                  ---------    ---------        ---------        ---------
Balance at June 30, 1998 .................................           50,063          501           69,989          (10,000)
                                                                  ---------    ---------        ---------        ---------
      Net loss ...........................................               --           --               --               --
      Unrealized gains on marketable securities ..........               --           --               --               --
           Total comprehensive loss ......................               --           --               --               --
      Settlement of stock subscription receivable ........               --           --               --           10,000
      Common stock issued to Cerner ......................           13,148          131           32,455               --
      Issuance of warrants to THINC ......................               --           --            1,700               --
      Issuance of warrants to Horizon ....................               --           --            6,725               --
      Sale of common stock in initial public offering, net
        of underwriting discount  and offering
        expenses of $10,509 ..............................            6,498           65          106,381               --
      Common stock issued to Parent ......................              701            7           11,207               --
      Capital contributions from Parent ..................               --           --           19,475               --
                                                                  ---------    ---------   --     -------        ---------
Balance at June 30, 1999 .................................           70,410          704          247,932               --
                                                                  ---------    ---------   --     -------        ---------
      Net loss ...........................................               --           --               --               --
      Accretion on Series A Preferred Stock ..............               --           --               --               --
      Unrealized losses on marketable securities .........               --           --               --               --

           Total comprehensive loss ......................               --           --               --               --
      Issuance of warrants ...............................               --           --              555               --
      Discount on issuance of Series A Preferred Stock ...               --           --            5,268               --
      Common stock issued for the acquisitions of
        THINC, PTG, SCINET EDI Business and Netics .......            4,542           45           59,357               --
      Capital contributions from Parent ..................               --           --            1,450               --
                                                                  ---------    ---------        ---------        ---------
Balance at March 31, 2000 (unaudited) ....................           74,952    $     749        $ 314,562        $      --
                                                                  =========    =========        =========        =========

                                                                Deficit                     Accumulated
                                                              Accumulated                      Other                      Total
                                                              During the                    Comprehensive              Stockholders'
                                                           Development Stage                Income (Loss)                  Equity
                                                           -----------------                -------------                  ------

Capitalization at Inception, December 24, 1996 ...........   $      --                    $      --                     $      --
      Contribution of Avicenna assets ....................          --                           --                        28,817
      Contribution of CareAgents stock ...................          --                           --                         3,250
      Net loss ...........................................     (42,357)                          --                       (42,357)
      Capital contributions from Parent ..................          --                           --                        11,856
                                                             ---------                    ---------                     ---------
Balance at June 30, 1997 .................................     (42,357)                          --                         1,566
                                                             ---------                    ---------                     ---------
      Net loss ...........................................     (10,335)                          --                       (10,335)
      Capital contributions from Parent ..................          --                           --                        16,567
                                                             ---------                    ---------                     ---------
Balance at June 30, 1998 .................................     (52,692)                          --                         7,798
                                                             ---------                    ---------                     ---------
      Net loss ...........................................     (22,798)                          --                       (22,798)
      Unrealized gains on marketable securities ..........          --                          278                           278
                                                                                                                        ---------
           Total comprehensive loss ......................                                                                (22,520)
      Settlement of stock subscription receivable ........          --                           --                        10,000
      Common stock issued to Cerner ......................          --                           --                        32,586
      Issuance of warrants to THINC ......................          --                           --                         1,700
      Issuance of warrants to Horizon ....................          --                           --                         6,725
      Sale of common stock in initial public offering, net
        of underwriting discount  and offering
        expenses of $10,509 ..............................          --                           --                       106,446
      Common stock issued to Parent ......................          --                           --                        11,214
      Capital contributions from Parent ..................          --                           --                        19,475
                                                             ---------                    ---------                     ---------
Balance at June 30, 1999 .................................     (75,490)                         278                       173,424
                                                             ---------                    ---------                     ---------
      Net loss ...........................................     (18,991)                          --                       (18,991)
      Accretion on Series A Preferred Stock ..............        (866)                          --                          (866)
      Unrealized losses on marketable securities .........          --                         (760)                         (760)
                                                                                                                        ---------
           Total comprehensive loss ......................          --                           --                       (20,617)
      Issuance of warrants ...............................          --                           --                           555
      Discount on issuance of Series A Preferred Stock ...          --                           --                         5,268
      Common stock issued for the acquisitions of
        THINC, PTG, SCINET EDI Business and Netics .......          --                           --                        59,402
      Capital contributions from Parent ..................          --                           --                         1,450
                                                             ---------                    ---------                     ---------
Balance at March 31, 2000 (unaudited) ....................   $ (95,347)                  $    (482)                     $ 219,482
                                                             =========                    =========                     =========




  The accompanying notes are an integral part of these consolidated statements

                                CAREINSITE, INC.
                          (a Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                       Nine Months Ended
                                                                         March 31,                          (Dec. 24, 1996)
                                                                    ----------------------                     Through
                                                                      2000           1999                   March 31, 2000
                                                                    ---------      ----------             -------------------
Cash Flows Used In Operating Activities:
    Net loss...............................................       $(18,991)        $ (15,481)                 $ (94,481)
       Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation and amortization...................         11,609             1,162                     15,543
           Gain on sale of investment......................        (25,511)                -                    (25,511)
           Write-off of acquired in-process research
           and development costs...........................              -                 -                     32,185
           Write-off of acquired intellectual property and
                 software technologies.....................              -                 -                      5,228
           Write-off of capitalized software costs.........              -             2,381                      2,381
           Net loss from investment in unconsolidated
           affiliate.......................................            895               212                      1,491
           Changes in operating assets and liabilities:
               Accounts and affiliate receivable, net......         (3,151)                -                     (4,420)
               Prepaid and other current assets............        (10,798)             (230)                   (11,208)
               Other assets................................         (3,157)                -                     (3,747)
               Accounts and Parent payables................          2,733              (347)                     4,320
               Accrued liabilities.........................           (522)             (144)                    (1,013)
                                                                   --------          --------                  ---------
                 Net cash used in operating activities.....        (46,893)          (12,447)                   (79,232)
                                                                   --------          --------                  ---------
Cash Flows Used In Investing Activities:
           Purchases of property, plant and equipment......         (9,411)             (124)                   (12,807)
           Software development costs......................              -            (7,769)                   (12,741)
           Purchases of marketable securities..............        (50,000)                -                   (104,392)
           Maturities and redemptions of marketable
           securities......................................         54,545                 -                     54,545
           Acquisition of Med-Link, net of cash acquired...              -                 -                    (13,980)
           Acquisition of THINC, PTG, SCINET EDI
           Business and Netics, net of cash acquired.......        (25,914)                -                    (25,914)
           Investment in unconsolidated affiliate..........              -            (1,350)                    (1,350)
           Proceeds from sale of investment................         27,511                 -                     27,511
           Purchase of other investments...................         (6,000)                -                     (6,000)
                                                                   --------          --------                  ---------
              Net cash used in investing activities........         (9,269)           (9,243)                   (95,128)
                                                                   --------          --------                  ---------
Cash Flows Provided By Financing Activities:
           Proceeds from stock subscription receivable.....              -            10,000                     10,000
           Proceeds from sale of Series
           A Preferred Stock and Option....................         10,000                 -                     10,000
           Proceeds from sale of common stock..............              -                 -                    131,366
           Contributions from Parent.......................          1,450            16,433                     42,301
           Payments on long-term debt......................           (243)                -                       (243)
                                                                   --------          --------                  ---------
              Net cash provided by financing activities....         11,207            26,433                    193,424
                                                                   --------          --------                  ---------
Change in cash and cash equivalents........................        (44,955)            4,743                     19,064
Cash and cash equivalents, beginning of period.............         64,019               315                          -
                                                                   --------          --------                  ---------
Cash and cash equivalents, end of period...................       $ 19,064           $ 5,058                   $ 19,064
                                                                  =========          ========                  =========
Supplemental disclosure of non-cash
investing and financing activities:
    Contribution of Avicenna assets from Parent............            $ -               $ -                   $ 28,817
                                                                  ==========         =========                 =========
    Contribution of CareAgents stock from Parent...........            $ -               $ -                    $ 3,250
                                                                  ==========         =========                 =========
    Contribution of acquired intellectual
    property and software
       technologies from Parent............................            $ -               $ -                    $ 5,228
                                                                  ==========         =========                 =========
    Contribution of note receivable from Parent............            $ -               $ -                    $ 2,000
                                                                  ==========         =========                 =========
    Issuance of equity for software technology
    licensed from Cerner...................................            $ -           $20,800                   $ 20,800
                                                                  ==========         =========                 =========
    Conversion of note receivable into
    a stock investment.....................................            $ -           $ 2,000                    $ 2,000
                                                                  ==========         =========                 =========
    Issuance of warrants...................................          $ 555           $ 1,700                    $ 8,980
                                                                  ==========         =========                 =========
    Interest paid..........................................          $  54           $     -                    $    54
                                                                  ==========         =========                 =========

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

         On December 24, 1996, Medical Manager Corporation (formerly known as Synetic, Inc., herein referred to as "Medical Manager" or the "Parent") acquired Avicenna Systems Corporation, a privately held, development stage company that marketed and built Intranets for managed healthcare plans, integrated healthcare delivery systems and hospitals. The acquisition of Avicenna marked the inception of the Parent's healthcare electronic commerce business (the "Inception"). On January 23, 1997, the Parent acquired CareAgents, Inc. ("CareAgents"), a privately held, development stage company engaged in developing Internet-based clinical commerce applications. On November 24, 1998, the Parent formed Synetic Healthcare Communications, Inc., which was subsequently renamed CareInsite, Inc. On January 2, 1999, the Parent contributed the stock of CareAgents to Avicenna. Concurrently, Avicenna contributed the stock of CareAgents and substantially all of Avicenna's other assets and liabilities to the Company (the "Formation"). The Parent also contributed $10,000,000 in cash to the Company. The Formation has been accounted for using the carryover basis of accounting and the Company's financial statements include the accounts and operations of Avicenna and CareAgents for all periods presented from the date each entity was acquired. As of March 31, 2000, Medical Manager owned 68.0% of the outstanding common stock of the Company.

         On June 16, 1999, the Company completed its initial public offering of 6,497,500 shares of its common stock (the "Offering"). The net proceeds of the Offering were $106,446,000.

         The Company is in the development stage. The Company intends to provide a broad range of healthcare electronic commerce services which it believes will leverage Internet technology to improve communication among physicians, payers, suppliers and patients. The provision of products and services using Internet technology in the healthcare electronic commerce industry is subject to risks, including, but not limited to, those associated with competition from existing companies offering the same or similar services, uncertainty with respect to market acceptance of its products and services, development risks, rapid technological change, management of growth, the ability of the Company to attract and retain qualified personnel, availability of future capital and minimal previous record of operations or earnings.

          On February 13, 2000, the Company and Medical Manager signed definitive agreements (the "Healtheon/WebMD Agreements") to be acquired by Healtheon/WebMD Corporation ("Healtheon/WebMD"). Under the terms of the agreements, Healtheon/WebMD will pay 1.3 shares of Healtheon/WebMD common stock for each share of the Company's common stock not owned by Medical Manager and
1.65 shares of Healtheon/WebMD common stock for each share of Medical Manager's common stock. In light of the Company's pending acquisistion by Healtheon/WebMD, the Company made certain strategic decisions, including the decision to delay deployment of certain of its healthcare e-commerce services. During this period of delay, the Company has been conducting a review of its systems and applications to determine, among other things, what additional efforts are required to fully develop certain services for broad deployment to customers. As part of this review, the Company is also evaluating (i) the possible integration of its technology with Healtheon/WebMD's techonology if the Company's pending acquisition by Healtheon/WebMD is completed, (ii) the recently acquired technology assets of Provider Technology Group and the possible integration of those assets into the Company's overall technology platform, (iii) the unique requirements of existing customers and potential customers with whom the Company is currently in discussions and (iv) the limited availability of cost-effective, high-speed Internet connections into physicians' offices in our target geographic markets, to assess any potential impact that they may have on its development efforts. As a result of these factors and risks and uncertainties described herin and in the Company's Form 10-K, the Company believes that the development and deployment of certain services will take longer and cost more than previously expected.

         Certain reclassifications have been made to prior year amounts to conform to the current year presentation.


(2)      Definitive Agreement with Healtheon/WebMD Corporation

         On February 13, 2000, Medical Manager and CareInsite signed definitive agreements to be acquired by Healtheon/WebMD Corporation ("Healtheon/WebMD"). Under the terms of the agreements, Healtheon/WebMD will pay 1.65 shares of Healtheon/WebMD common stock for each share of Medical Manager's common stock and 1.3 shares for each share of CareInsite's common stock not owned by Medical Manager. Completion of the acquisitions, which will be accounted for as purchase transactions, is subject to certain conditions, including regulatory and shareholder approvals.

(3)      Acquisitions:

         The Health Information Network Connection LLC ("THINC")-

         In January 2000, the Company acquired the 80% equity interest in THINC owned by Empire Blue Cross and Blue Shield, Group Health Incorporated, HIP Health Plans and Greater New York Hospital Association (the "THINC founding members") for 600,800 shares of Company common stock in a transaction valued at $45,672,000. The fair value of the shares, as determined by management, was $76.018 per common share. THINC is a New York-based provider of software and services to facilitate the exchange of healthcare information in the New York metropolitan area among physicians, hospitals, laboratories, and payers. Concurrently with the acquisition, warrants to purchase an aggregate of 3,247,294 shares of the Company's common stock, which represented the THINC founding members' interest in the warrants issued by the Company to THINC in January 1999, were distributed to the THINC founding members. Immediately following this transaction, the THINC founding members exercised their warrants in full. All shares including those issued upon the exercise of the warrants are subject to certain restrictions on transfer. Simultaneously, the Company acquired Cerner Corporation's ("Cerner") 2% non-voting ownership interest in THINC for a note payable of $2,735,000. The note bears interest at 5.8% per annum and is repayable on demand after September 2002.

         The acquisition of THINC was accounted for using the purchase method of accounting with the purchase price being allocated to assets acquired and liabilities assumed based on their fair values. The goodwill related to the transaction will be amortized over a three-year period. THINC's results of operations have been included in the Company's financial statements as of January 1, 2000.

         A preliminary summary of the purchase price allocation is as follows (in thousands):

     Current assets....................................        $   1,605
     Goodwill..........................................           61,412

     Other noncurrent assets...........................            1,954
                                                             -----------
                                                                $ 64,971
                                                             ===========

     Current liabilities...............................         $ 13,646
     Noncurrent liabilities............................            5,653
                                                             -----------
                                                                $ 19,299
                                                             ===========

         Provider Technology Group ("PTG")-

         On February 14, 2000, the Company agreed to acquire substantially all of the assets of Provider Technology Group ("PTG"), the e-commerce network of Blue Cross Blue Shield of Massachusetts ("BCBSMA"), for $26,500,000 in cash and 651,968 shares of the Company's common stock. This acquisition was completed on March 27, 2000. Pursuant to the asset purchase agreement, if BCBSMA does not realize at least $22,500,068 in proceeds from the sale of 325,984 of the common shares issued, the Company has agreed to pay BCBSMA an amount equal to the shortfall in cash. Accordingly, the fair value of 325,984 of the common shares issued was $69.022 per share. The fair value of the remaining 325,984 shares of common stock, as determined by management, was $40.646 per share.

         Based on the March 31, 2000 closing price for the Company's common stock of $23.375, the Company would be obligated to remit $14,880,192 to BCBSMA pursuant to the Company's guarantee of at least $22,500,068 in proceeds from the sale of 325,984 of the common shares issued to acquire PTG.

         BCBSMA has the right to require the Company to purchase from BCBSMA 325,984 shares of Company common stock at $69.022 per common share if a registration statement for these shares has not been declared effective on or before November 15, 2000 (the "First Put"). Additionally, if the registration statement referred to above is not declared effective by December 29, 2000, BCBSMA has the right to require the Company to purchase up to 651,968 shares of Company common stock from BCBSMA, including any shares not purchased by the Company pursuant to the First Put, for a price equal to the average closing price per share of Company common stock for the ten successive trading days ending December 29, 2000. The shares covered by this arrangement are classified as Redeemable Common Stock in the accompanying balance sheet as of March 31, 2000.

         The acquisition of PTG was accounted for using the purchase method of accounting with the purchase price being allocated to assets acquired and liabilities assumed based on their fair values. The goodwill related to the transaction will be amortized over a five year period. PTG's results of operations have been included in the Company's financial statements as of March 27, 2000.

         A preliminary summary of the purchase price allocation is as follows (in thousands):

    Current assets....................................           $      114
    Goodwill..........................................               64,406

    Other noncurrent assets...........................                   65
                                                                ------------
                                                                   $ 64,585
                                                                ============


    Current                                                       $   2,335
    liabilities...............................
                                                                ============

    Scinet EDI Business-

         In March 2000, the Company acquired the assets of the electronic data interchange business of Scinet Inc. ("Scinet EDI Business") for 182,197 shares of Company common stock from Medical Manager in a transaction valued at $12,000,000. The fair value of the shares, as determined by management, was $65.8628 per common share. The Scinet EDI Business is an Arizona based provider of electronic data interchange claims clearing, statement processing and remittance advice postage services to medical practices.

         The acquisition of the Scinet EDI Business was accounted for using the purchase method of accounting with the purchase price being allocated to assets acquired and liabilities assumed based on their fair values. Goodwill of $12,120,000 related to the transaction will be amortized over a three year period. The results of operations of the Scinet EDI Business have been included in the Company's financial statements as of March 7, 2000.

         Netics-

         In March 2000, the Company acquired the assets of Netics, Inc. ("Netics") for 35,125 shares of Company common stock in a transaction valued at approximately $1,802,000. The fair value of the shares issued, as determined by management, was $51.2917 per common share. Netics is a Maryland based developer of web-enabled software which is used in the provision of electronic data interchange claims clearing, statement processing and remittance advice postage and other services for medical practices.

         The acquisition of Netics was accounted for using the purchase method of accounting with the purchase price allocated to assets acquired and liabilities assumed based on their fair values. Goodwill of $1,934,000 related to the transaction will be amortized over a three year period. The results of operations of Netics have been included in the Company's financial statements as of March 13, 2000.

         The following summary, prepared on a pro forma basis, combines the results of operations of the Company, THINC and PTG assuming the acquisitions were consummated at the beginning of the periods presented. The pro forma financial data does not purport to represent what the Company's results of operations actually would have been if these transactions had been consummated on the dates or for the periods presented, or what such results will be for any future date or for any future period. The acquisitions of the Scinet EDI business and Netics were not material to the financial statements and results of operations of the Company, therefore, they are not included in the table below.


                                            Three Months Ended                  Nine Months Ended
                                                   March 31,                          March 31
                                           ------------------------          -----------------
                                               2000          1999                2000          1999
                                           ------------------------          ----------------------
                                                      (in thousands, except per share data)

Revenue..............................   $    2,673     $   1,063          $    6,446     $   3,056

Net loss available to common
     shareholders....................      (35,685)      (18,360)            (55,913)      (52,191)

Net loss per share available to
     common stockholders,
     basic and diluted...............    $   (0.46)     $  (0.27)          $   (0.74)     $  (0.89)



(4)      America Online Agreement:

         In September 1999, the Company entered into a strategic alliance with America Online, Inc. ("AOL") for the Company to be AOL's exclusive provider of a comprehensive suite of services that connect AOL's members, as well as CompuServe members and visitors to AOL's Web-based services, Netcenter, AOL.COM and Digital City (collectively, "AOL Members"), to physicians, health plans, pharmacy benefit managers, covered pharmacies and labs. Under the agreement, the Company and AOL have agreed to create co-branded sites which will enable AOL Members to manage their healthcare through online communication with their physicians, health plans, pharmacy benefit managers, covered pharmacies and labs. The agreement has an initial term of four years, subject to the rights of the parties to terminate the agreement under certain conditions, including the right of AOL to terminate the agreement upon the completion of the Company's pending merger with Healtheon/WebMD. Through this arrangement, AOL Members will have access to the Company's secure, real-time services being developed that allow them, among other things, to select and enroll in health plans, choose their providers, schedule appointments, renew and refill plan approved prescriptions, view lab results, review claims status, receive explanation of benefits, review patient education materials provided by their health plans, understand plan policies and procedures and receive plan treatment authorizations. The Company and AOL have also agreed to collaborate in sales and marketing to the healthcare industry, and they intend to leverage their alliance into cross-promotional and shared advertising revenue initiatives. Under the financial terms of the arrangement, the Company has agreed to make $30,000,000 of guaranteed payments to AOL over three years. The Company made the first payment of $10,000,000 in September 1999. The Company is required to make the remaining guaranteed payments of $10,000,000 on August 31, 2000 and $10,000,000 on August 31, 2001. If the pending merger with Healtheon/WebMD (Note 2) is completed, AOL will have the right to terminate its strategic alliance with CareInsite, in which case the remaining guaranteed payments due to AOL under the agreement shall become immediately payable by the Company.

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

          Under a separate agreement entered into in September 1999, AOL purchased 100 shares of the Company's newly issued Series A Convertible Redeemable Preferred Stock ("Series A Preferred Stock") at a price of $100,000 per share, or $10,000,000 of Series A Preferred Stock in the aggregate, with an option to purchase up to an additional 100 shares of Series A Preferred Stock in September 2000 ("Series A Preferred Option") at the same price. At the option of AOL, in March 2002, the Series A Preferred Stock is either redeemable in whole for $100,000 per share in cash or convertible in whole, on a per share basis, into (i) the number of shares of the Company's common stock equal to $100,000 divided by $49.25 (or 2,030.5 shares) and (ii) a warrant exercisable for the same number of shares of the Company's common stock, or 2,030.5 shares, at a price of $49.25 per share. In the event that AOL elects to convert the 100 shares of Series A Preferred Stock it purchased in September 1999, it would receive 203,046 shares of the Company's common stock and a warrant exercisable into an additional 203,046 shares at $49.25 per share. Prior to March 2002, AOL has the right to require the Company to redeem the Series A Preferred Stock in whole at $100,000 per share in the event of certain changes in control of the Company, which would not include the pending mergers of the Company and Medical Manager with Healtheon/WebMD under the Healtheon/WebMD Agreements. The Series A Preferred Stock is non-voting except under certain extraordinary circumstances, and no dividend is payable on the Series A Preferred Stock unless the Company declares a dividend on its common stock.

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

(5)      Investments

       On February 4, 2000, the Company made a $5,000,000 loan to a privately held company under a senior convertible note. On March 20, 2000, the note was converted into 1,420,454 shares of borrower Series D Preferred Stock.

       On February 4, 2000, the Company acquired 10,000 shares of Series B Preferred stock and 56,088 Series B warrants of another privately held company for an aggregate of $1,000,000.

       On January 7, 2000 and February 25, 2000, the Company loaned $750,000 and $250,000, respectively, to a third privately held company. These loans bear interest at 8% per annum and have a maturity date of September 7, 2000.

(6)      Fair Value of Financial Instruments

         Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term marketable securities and accounts receivable. Cash, cash equivalents and short-term marketable securities are deposited with high quality financial institutions. All highly liquid investments with an original maturity from date of purchase of three months or less are considered to be cash equivalents. The Company's cash and cash equivalents are invested in various investment-grade money market accounts. The Company's short-term marketable securities are invested in a U.S. Federal Agency note maturing in June 2001.

         Gross unrealized losses on the marketable securities were $482,000 at March 31, 2000 and gross unrealized gains on the marketable securities were $278,000 at June 30, 1999 and are included as part of accumulated other comprehensive income.

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

(7)      Earnings per Share

         Basic net loss per share and diluted net loss per share are presented in conformity with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. It also requires a reconciliation of the numerator and denominator of the basic net loss per share to the numerator and denominator of the diluted net loss per share. As of March 31, 2000, the calculation of diluted net loss per share excludes an aggregate of 7,423,400 shares of common stock issuable upon exercise of employee stock options, warrants to purchase an aggregate of 1,618,580 shares of common stock, options and warrants to purchase an aggregate of 812,184 shares of common stock reserved for issuance upon the conversion of shares of Series A Preferred Stock and an aggregate of 2,503,125 shares of common stock issuable to Cerner, as the effect of such shares would be anti-dilutive. As of March 31, 1999, the calculation of diluted net loss per share excludes an aggregate of 5,067,563 warrants to purchase common stock and an aggregate of 2,503,125 shares of common stock issuable to Cerner, as the effect of such shares would be anti-dilutive.

(8)      Commitments and Contingencies

         On February 18, 1999, Merck & Co., Inc. ("Merck") and Merck-Medco Managed Care, L.L.C. ("Merck-Medco") filed a complaint in the Superior Court of New Jersey against the Company, Medical Manager, Martin J. Wygod, Chairman of the Company, and Paul C. Suthern, Roger C. Holstein and Charles A. Mele, officers and/or directors of the Company. Merck and Merck-Medco asserted that the Company, Medical Manager and the individual defendants were in violation of certain non-competition, non-solicitation and other agreements. The complaint sought to enjoin the Company, Medical Manager and the individual defendants from conducting the Company's healthcare e-commerce business and from soliciting Merck-Medco's customers. A hearing was held on March 22, 1999 on the plaintiffs' application for a preliminary injunction. On April 15, 1999, the Superior Court denied that application. In March 2000, the Superior Court ruled in favor of the Company, Medical Manager and Messrs. Wygod, Suthern,

Holstein and Mele and entered an order dismissing with prejudice all of the plaintiffs' claims. The Court's orders terminate Merck's and Merck-Medco's right to seek any claim for injunctive relief or damages arising out of the Company's and Medical Manager's activities to deploy the Company's healthcare e-commerce services. The Company's and Medical Manager's counterclaims against Merck and Merck-Medco are still pending.

         The Company has recorded $350,000, $2,500,000, $1,450,000 and
$2,500,000 in litigation costs associated with the Merck and Merck-Medco litigation in the three months ended March 31, 2000 and March 31, 1999 and the nine months ended March 31, 2000 and March 31, 1999, respectively.

         On March 14, 2000, the Company was served with a summons in a lawsuit which was filed on February 17, 2000, against the Company, Medical Manager and certain of their officers and directors, among other parties, in the New Jersey Superior Court, Chancery Division, in Bergen County. The plaintiff purports to be a holder of CareInsite common stock. The lawsuit, captioned Ina Levy, et al. vs. Martin J. Wygod, et al., purports to bring an action on behalf of the plaintiff and others similarly situated to enjoin the defendants from consummating the proposed mergers of the Company and Medical Manager with Healtheon/WebMD (the "Mergers"). The plaintiff alleges that the defendants have breached their fiduciary duties in that the proposed Mergers favor the interests of Medical Manager and its shareholders over the interests of the Company's minority shareholders. The plaintiff also alleges that the proposed Mergers provide the defendants and other Medical Manager shareholders with a premium which exceeds the premium provided to the Company's minority shareholders. The lawsuit seeks, among other things, an injunction prohibiting the proposed Mergers unless certain mechanisms are implemented by the Company, as well as plaintiff's costs and disbursements. The Company believes that this lawsuit is without merit and intends to vigorously defend against it.

         In the normal course of business, the Company is involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that their outcome will have a material adverse effect on its financial condition or results of operations.

(9)      Other

         On March 16, 2000, the Company signed a binding letter of intent with Medical Mutual of Ohio ("MMO") to acquire MMO's provider connectivity business for 405,318 shares of CareInsite Common Stock. Under the terms of the binding letter of intent, if MMO does not realize at least $10,000,000 in proceeds from the sale of 202,659 of the common shares to be issued at closing, the Company has agreed to pay MMO an amount equal to the shortfall in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company is in the initial stages of deploying certain of its healthcare e-commerce services. The market for the Company's services is unproven. These factors make it difficult to evaluate the Company's business and prospects. The Company has incurred substantial operating losses since the Company's inception and there can be no assurance that the Company will generate significant revenues or profitability in the future. The Company intends to continue to increase its expenditures primarily in the areas of development, sales and marketing, data center operations and customer support. As a result, the Company expects to incur substantial operating losses.

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

          On February 13, 2000, the Company and Medical Manager signed definitive agreements (the Healtheon/WebMD Agreements") to be acquired by Healtheon/WebMD Corporation ("Healtheon/WebMD"). Under the terms of the agreements, Healtheon/WebMD will pay 1.3 shares of Healtheon/WebMD common stock for each share of the Company's common stock not owned by Medical Manager and
1.65 shares of Healtheon/WebMD common stock for each share of Medical Manager's common stock. Completion of the acquisitions, which will be accounted for as purchase transactions, are subject to certain conditions, including regulatory and shareholder approvals.

          In light of the Company's pending acquisition by Healtheon/WebMD, the Company made certain strategic decisions, including the decision to delay deployment of certain of its healthcare e-commerce services. During this period of delay, the Company has been conducting a review of its systems and applications to determine, among other things, what additional efforts are required to fully develop certain services for broad deployment to customers. As part of this review, the Company is also evaluating (i) the possible integration of its technology with Healtheon/WebMD's technology if the Company's pending acquisition by Healtheon/WebMD is completed, (ii) the recently acquired technology assets of Provider Technology Group and the possible integration of those assets into the Company's overall technology platform, (iii) the unique requirements of existing customers and potential customers with whom the Company is currently in discussions and (iv) the limited availability of cost-effective, high-speed Internet connections into physicians' offices in our target geographic markets, to assess any potential impact that they may have on its development efforts. As a result of these factors and risks and uncertainties described herein and in the Company's Form 10-K, the Company believes that the development and deployment of certain services will take longer and cost more then previously expected.

         In September 1999, the Company entered into a strategic alliance with America Online, Inc. ("AOL") for the Company to be AOL's exclusive provider of a comprehensive suite of services that connect AOL's members, as well as CompuServe members and visitors to AOL's Web-based services, Netcenter, AOL.COM and Digital City (collectively, "AOL Members"), to physicians, health plans, pharmacy benefit managers, covered pharmacies and labs. Under the agreement, the Company and AOL have agreed to create co-branded sites which will enable AOL Members to manage their healthcare through online communication with their physicians, health plans, pharmacy benefit managers, covered pharmacies and labs. The agreement has an initial term of four years, subject to the rights of the parties to terminate the agreement under certain conditions, including the right of AOL to terminate the agreement upon the completion of the Company's pending merger with Healtheon/WebMD. Through this arrangement, AOL Members will have access to the Company's secure, real-time services being developed that allow them, among other things, to select and enroll in health plans, choose their providers, schedule appointments, renew and refill plan approved prescriptions, view lab results, review claims status, receive explanation of benefits, review patient education materials provided by their health plans, understand plan policies and procedures and receive plan treatment authorizations. The Company and AOL have also agreed to collaborate in sales and marketing to the healthcare industry, and they intend to leverage their alliance into cross-promotional and shared advertising revenue initiatives. Under the financial terms of the arrangement, the Company has agreed to make $30,000,000 of guaranteed payments to AOL over three years. The Company made the first payment of $10,000,000 in September 1999. The Company is required to make the remaining guaranteed payments of $10,000,000 on August 31, 2000 and $10,000,000 on August 31, 2001. If the pending merger with Healtheon/WebMD (Note 2) is completed, AOL will have the right to terminate its strategic alliance with CareInsite, in which case the remaining guaranteed payments due to AOL under the agreement shall become immediately payable by the Company.

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

          In January 2000, the Company acquired the 80% equity interest in The Health Information Network Connection LLC ("THINC") owned by Empire Blue Cross and Blue Shield, Group Health Incorporated, HIP Health Plans and Greater New York Hospital Association (the "THINC founding members") for 600,800 shares of Company common stock in a transaction valued at $45,672,000. The fair value of the shares, as determined by management, was $76.018 per common share. THINC is a New York based provider of software and services to facilitate the exchange of healthcare information in the New York metropolitan area among physicians, hospitals, laboratories, and payers. Concurrently with the acquisition, warrants to purchase an aggregate of 3,247,294 shares of the Company's common stock, which represented the THINC founding members' interest in the warrants issued by the Company to THINC in January 1999, were distributed to the THINC founding members. Immediately following this transaction, the THINC founding members exercised their warrants in full. All shares including those issued upon the exercise of the warrants are subject to certain restrictions on transfer. Simultaneously, the Company acquired Cerner's 2% non-voting ownership interest in THINC for a note payable of $2,735,000. The note bears interest at 5.8% per annum and is repayable on demand after September 2002.

          On February 14, 2000, the Company agreed to acquire substantially all of the assets of Provider Technology Group ("PTG"), the e-commerce network of Blue Cross Blue Shield of Massachusetts ("BCBSMA"), for $26,500,000 in cash and 651,968 shares of the Company's common stock. This acquisition was completed on March 27, 2000. Pursuant to the asset purchase agreement, if BCBSMA does not realize at least $22,500,068 in proceeds from the sale of 325,984 of the common shares issued, the Company has agreed to pay BCBSMA an amount equal to such shortfall in cash. Accordingly, the fair value of 325,984 of the common shares issued was $69.022 per share. The fair value of the remaining 325,984 shares of common stock, as determined by management was $40.646 per share.

         In March 2000, the Company acquired the assets of the electronic data interchange business of Scinet Inc. ("Scinet EDI Business") for 182,197 shares of Company common stock from Medical Manager in a transaction valued at $12,000,000. The fair value of the shares, as determined by management, was $65.8628 per common share. The Scinet EDI Business is an Arizona based provider of electronic data interchange claims clearing, statement processing and remittance advice postage services to medical practices.

         In March 2000, the Company acquired the assets of Netics, Inc. ("Netics") for 35,125 shares of Company common stock in a transaction valued at approximately $1,802,000. The fair value of the shares issued, as determined by management was $51.2917 per common share. Netics is a Maryland based developer of web-enabled software which is used in the provision of electronic data interchange claims clearing, statement processing and remittance advice postage and other services for medical practices.

         The THINC, PTG, SciNet EDI Business, and Netics acquisitions and the Company's May 24, 1999 acquisition of Med-Link Technologies, Inc. ("Med-Link"), a provider of electronic data interchange services, collectively will be referred to as the "Acquisitions" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Total revenues for the three and nine months ended March 31, 2000 were $1,651,000 and $4,809,000, respectively, as compared to $213,000 for the three and nine months ended March 31, 1999. Total revenues were comprised of (i) electronic data interchange revenue of $1,651,000 and $3,236,000 for the three and nine months ended March 31, 2000, respectively, and (ii) management services revenue of $1,573,000 for the nine months ended March 31, 2000 and $213,000 for the three and nine months ended March 31, 1999. There was no management services revenue for the three months ended March 31, 2000, due to the acquisition of THINC in January 2000. All of the Company's electronic data interchange revenue in the three and nine months ended March 31, 2000 was derived from the Acquisitions for which there were no comparable amounts in the prior year periods.

         Cost of revenues, other than to affiliates, was $787,000 and $1,312,000 for the three and nine months ended March 31, 2000, respectively. Cost of services to affiliates was $1,573,000 for the nine months ended March 31, 2000, as compared to $213,000 for the three and nine months ended March 31, 1999, and consisted primarily of employee compensation and benefits expense for those employees supporting the THINC business. The increase in costs of revenues in the three and nine months ended March 31, 2000 was attributable to the Company's electronic data interchange services revenue, derived from the Acquisitions, for which there were no comparable amounts in the prior year periods.

         Research and development expenses consisted primarily of employee compensation, the cost of consultants and other direct expenses. Total research and development expenditures were $8,386,000 and $16,287,000 for the three and nine months ended March 31, 2000, respectively, as compared to $1,958,000 and $7,646,000 for the three and nine months ended March 31, 1999, respectively. The increase in research and development expenditures of $6,428,000 and $8,641,000 for the three and nine months ended March 31, 2000, respectively, is primarily due to (i) increased expenditures related to the development of the Company's physician portal, software products and data center and (ii) inclusion of expenses related to the Acquisitions for which there were no comparable amounts in the prior year periods. There were no capitalized research and development costs for the three and nine months ended March 31, 2000.

         Sales and marketing expenses consist primarily of salaries and benefits, travel for sales, marketing and business development personnel and promotion-related expenses such as advertising, marketing materials, and trade shows. Sales and marketing expenses were $5,565,000 and $12,076,000 for the three and nine months ended March 31, 2000, respectively, as compared to $813,000 and $1,428,000 for the three and nine months ended March 31, 1999, respectively. The increase of $4,752,000 and $10,648,000 for the three and nine months ended March 31, 2000, respectively, is primarily related to (i) expenses related to the AOL agreement for which there are no comparable amounts in the prior periods, (ii) increased marketing activities, (iii) increased staffing, and (iv) inclusion of expenses related to the Acquisitions for which there were no comparable amounts in the prior year periods.

         General and administrative expenses consist primarily of compensation for legal, finance, management and administrative personnel. General and administrative expenses were $3,450,000 and $9,805,000 for the three and nine months ended March 31, 2000, respectively, as compared to $1,147,000 and $2,855,000 for the three and nine months ended March 31, 1999, respectively. The increase in general and administrative expenses of $2,303,000 and $6,950,000 for the three and nine months ended March 31, 2000, respectively, resulted primarily from (i) increased staffing in the finance, legal and corporate development groups, (ii) inclusion of expenses related to the Acquisitions for which there were no comparable amounts in the prior periods and (iii) inclusion of the Company's interest in the losses of its equity investee for all months in the three and nine months ended March 31, 2000 versus three months in the three and nine months ended March 31, 1999.

         The Company has recorded $350,000, $2,500,000, $1,450,000 and
$2,500,000 in litigation costs associated with the Merck and Merck-Medco litigation in the three months ended March 31, 2000 and March 31, 1999 and the nine months ended March 31, 2000 and March 31, 1999, respectively.

         Depreciation and amortization expenses were $8,924,000 and $11,609,000 for the three and nine months ended March 31, 2000, respectively, as compared to $275,000 and $1,162,000 for the three and nine months ended March 31, 1999, respectively. The increase is primarily due to (i) amortization of goodwill related to the Acquisitions, (ii) the amortization of the Company's capitalized software costs and (iii) amortization related to certain contracts and other intangibles.

         Other income was $1,534,000 and $4,801,000 for the three and nine months ended March 31, 2000, respectively, as compared to $19,000 and $110,000 for the three and nine months ended March 31, 1999, respectively. The increase is due to interest income on the funds raised in connection with the Company's initial public offering on June 16, 1999 and interest income on the funds generated by the sale of the Company's investment in a privately held company that merged with a publicly held company during the three months ended December 31, 1999.

         Gain on sale of investment was $25,511,000 and relates to the disposition of an investment in a privately held company that merged with a publicly traded company during the three months ended December 31, 1999.

Liquidity and Capital Resources

         Prior to completing its initial public offering on June 16, 1999, the Company's operations since Inception (December 24, 1996) were funded through capital contributions from its parent company, Medical Manager. On June 16, 1999, the Company completed its initial public offering of 6,497,500 shares of its common stock at $18.00 per share (the "Offering"). The net cash proceeds of the Offering were approximately $106,446,000, after deducting anticipated amounts for underwriting discounts and commissions and Offering expenses. As of March 31, 2000, the Company had $68,588,000 of cash and cash equivalents and short-term marketable securities.

         Cash used in operating activities was $46,893,000 for the nine months ended March 31, 2000 compared to $12,447,000 in the comparable prior year period. The cash used during this period was primarily attributable to the losses associated with the development of the Company's business activities and the payment of $10,000,000 in connection with the Company's strategic alliance and agreement with AOL.

         Cash used in investing activities was $9,269,000 for the nine months ended March 31, 2000 compared to $9,243,000 in the comparable prior year period. Cash used during the period resulted from (i) purchases of marketable securities of $50,000,000, (ii) a payment of $26,500,000 for the cash portion of the PTG acquisition and (iii) the purchase of computer equipment primarily related to the establishment of the Company's data center of $7,520,000 offset by (i) proceeds of $27,511,000 from the sale of the Company's investment in a privately held company that merged with a publicly traded company during the three months ended December 31, 1999 and (ii) maturities and redemptions of marketable securities of $54,545,000. The Company's marketable securities are invested in various investment-grade money market accounts and a Federal Agency Note.

         Cash provided by financing activities was $11,207,000 for the nine months ended March 31, 2000 compared to $26,433,000 in the comparable prior year period. The cash provided during this period was primarily related to the purchase by AOL of 100 shares of the Company's newly issued Series A Convertible Redeemable Preferred Stock ("Series A Preferred Stock") at a price of $100,000 per share, or

$10,000,000 of Series A Preferred Stock in the aggregate, with an option to purchase up to an additional 100 shares of Series A Preferred Stock in September 2000 ("Series A Preferred Option") at the same price. At the option of AOL, in March 2002, the Series A Preferred Stock is either redeemable in whole for $100,000 per share in cash or convertible in whole, on a per share basis, into
(i) the number of shares of the Company's common stock equal to $100,000 divided by $49.25 (or 2,030.5 shares) and (ii) a warrant exercisable for the same number of shares of the Company's common stock, or 2,030.5 shares, at a price of $49.25 per share. In the event that AOL elects to convert the 100 shares of Series A Preferred Stock it purchased in September 1999, it would receive 203,046 shares of the Company's common stock and a warrant exercisable into an additional 203,046 shares at $49.25 per share. Prior to March 2002, AOL has the right to require the Company to redeem the Series A Preferred Stock in whole at $100,000 per share in the event of certain changes in control of the Company, which would not include the pending mergers of the Company and Medical Manager with Healtheon/WebMD under the Healtheon/WebMD Agreements. The Series A Preferred Stock is non-voting except under certain extraordinary circumstances and no dividend is payable on the Series A Preferred Stock unless the Company declares a dividend on its common stock.

         Under the terms of the strategic alliance and agreement with AOL, the Company is required to make guaranteed payments of $10,000,000 in August 2000 and $10,000,000 in August 2001. If the pending merger with Healtheon/WebMD is completed, AOL will have the right to terminate its strategic alliance with the Company, in which case these guaranteed payments due to AOL under the agreement shall become immediately payable by the Company.

         On February 14, 2000 the Company agreed to acquire substantially all of the assets of PTG, the e-commerce network of BCBSMA, for $26,500,000 in cash and 651,968 shares of the Company's common stock. Pursuant to the asset purchase agreement, if BCBSMA does not realize at least $22,500,068 in proceeds from the sale of 325,984 of the common shares issued, the Company has agreed to pay BCBSMA an amount equal to such shortfall in cash. Based on the March 31, 2000 closing price for the Company's common stock of $23.375, the Company would be obligated to remit $14,880,192 to BCBSMA pursuant to the Company's guarantee of at least $22,500,068 in proceeds from the sale of 325,984 of the common shares issued to acquire PTG.

         BCBSMA has the right to require the Company to purchase from BCBSMA 325,984 shares of Company common stock at $69.022 per common share if a registration statement for these shares has not been declared effective on or before November 15, 2000 (the "First Put"). Additionally, if the registration statement referred to above is not declared effective by December 29, 2000, BCBSMA has the right to require the Company to purchase up to 651,968 shares of Company common stock from BCBSMA, including any shares not purchased by the Company pursuant to the First Put for a price equal to the average closing price per share of Company common stock for the ten successive trading days ending December 29, 2000.

         On March 16, 2000, the Company signed a binding letter of intent with Medical Mutual of Ohio ("MMO") to acquire MMO's provider connectivity business for 405,318 shares of CareInsite Common Stock. Under the terms of the binding letter of intent, if MMO does not realize at least $10,000,000 in proceeds from the sale of 202,659 of the common shares to be issued at closing, the Company has agreed to pay MMO an amount equal to the shortfall in cash.

         The Company currently anticipates that it may require additional funding during Fiscal 2001 to meet the Company's presently anticipated working capital, capital expenditure and business expansion requirements including the requirements of the Acquisitions. If such additional funds are required, the Company may seek additional equity or debt financing. There can be no assurance that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to the Company's stockholders.

         Subject to the provisions of the pending merger agreement with Healtheon/WebMD, the Company continues to pursue an acquisition program pursuant to which it seeks to effect one or more acquisitions or other similar business combinations with businesses it believes have significant growth potential. Financing for such acquisitions may come from several sources, including, without limitation,

(i) the Company's cash, cash equivalents and marketable securities and (ii) proceeds from the incurrence of additional indebtedness or the issuance of common stock, preferred stock, convertible debt or other securities. There can be no assurance that the Company's acquisition program will be successful.

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

         The Company is not aware of any material year 2000 problems encountered by suppliers or customers of the Company's businesses to date but have not yet obtained confirmations from such suppliers and customers that they did not experience year 2000 problems. Accordingly, the Company cannot determine whether any suppliers have experienced year 2000 problems that may impact their ability to supply the Company with equipment and services or any customers have experienced disruptions to their business. Further, the Company cannot determine the state of its suppliers' and customers' year 2000 readiness on a going-forward basis. The Company cannot be assured that the Company's suppliers and customers will be successful in ensuring that their systems have been or will be year 2000 compliant or that their failure to do so will not have an adverse effect on the Company's business, financial condition and results of operations.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK.

Interest rate sensitivity

         The Company is exposed to market risk from potential changes in interest rates as it relates to the Company's investments in highly liquid marketable debt securities. The Company believes that the amount of risk as it relates to its investments is not material to the Company's financial condition or results of operations due to the following:

       o The Company does not use derivative financial instruments in its investments.
       o The Company's investment consists of a Federal Agency Note.

PART II

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         For legal proceedings, please refer to "Item 3 - Legal Proceedings" filed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

         On February 18, 1999, Merck & Co., Inc. ("Merck") and Merck-Medco Managed Care, L.L.C. ("Merck-Medco") filed a complaint in the Superior Court of New Jersey against the Company, Medical Manager, Martin J. Wygod, Chairman of the Company, and Paul C. Suthern, Roger C. Holstein and Charles A. Mele, officers and/or directors of the Company. Merck and Merck-Medco asserted that the Company, Medical Manager and the individual defendants were in violation of certain non-competition, non-solicitation and other agreements. The complaint sought to enjoin the Company, Medical Manager and the individual defendants from conducting the Company's healthcare e-commerce business and from soliciting Merck-Medco's customers. A hearing was held on March 22, 1999 on the plaintiffs' application for a preliminary injunction. On April 15, 1999, the Superior Court denied that application. In March 2000, the Superior Court ruled in favor of the Company, Medical Manager and Messrs. Wygod, Suthern, Holstein and Mele and entered an order dismissing with prejudice all of the plaintiffs' claims. The Court's orders terminate Merck's and Merck-Medco's right to seek any claim for injunctive relief or damages arising out of the Company's and Medical Manager's activities to deploy the Company's healthcare e-commerce services. The Company's and Medical Manager's counterclaims against Merck and Merck-Medco are still pending.

         On March 14, 2000, the Company was served with a summons in a lawsuit which was filed on February 17, 2000, against the Company, Medical Manager and certain of their officers and directors, among other parties, in the New Jersey Superior Court, Chancery Division, in Bergen County. The plaintiff purports to be a holder of CareInsite common stock. The lawsuit, captioned Ina Levy, et al. vs. Martin J. Wygod, et al., purports to bring an action on behalf of the plaintiff and others similarly situated to enjoin the defendants from consummating the proposed mergers of the Company and Medical Manager with Healtheon/WebMD (the "Mergers"). The plaintiff alleges that the defendants have breached their fiduciary duties in that the proposed Mergers favor the interests of Medical Manager and its shareholders over the interests of the Company's minority shareholders. The plaintiff also alleges that the proposed Mergers provide the defendants and other Medical Manager shareholders with a premium which exceeds the premium provided to the Company's minority shareholders. The lawsuit seeks, among other things, an injunction prohibiting the proposed Mergers unless certain mechanisms are implemented by the Company, as well as plaintiff's costs and disbursements. The Company believes that this lawsuit is without merit and intends to vigorously defend against it.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the nine months ended March 31, 2000 the Company issued a total of 4,541,706 shares of common stock, par value $.01 per share ("Common Stock"), in connection with the acquisition of four companies. The Common Stock was issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. The details of each such issuance are as follows:

         On January 18, 2000, the Company issued 3,672,416 shares of Common Stock related to the acquisition of the 80% equity interest in The Health Information Network Connection ("THINC"), owned by Empire Blue Cross and Blue Shield, Group Health Incorporated, HIP Health Plans and Greater New York Hospital Association (the "THINC Founding Members"), and the distribution and exercise of certain warrants held by the THINC Founding Members.

         On February 14, 2000, the Company issued 651,968 shares of Common Stock, together with $26,500,000 in cash, in connection with the acquisition of substantially all of the assets of Provider Technology Group, the e-commerce network of Blue Cross Blue Shield of Massachusetts.

         On March 7, 2000, the Company issued 182,197 shares of Common Stock to acquire the assets of the electronic data interchange business of Scinet, Inc. from Medical Manager Corporation.

         On March 13, 2000, the Company issued 35,125 shares of Common Stock to acquire the assets of Netics, Inc.

         On September 15, 1999, the Company issued to America Online, Inc. ("AOL") 100 shares of newly issued Series A Convertible Redeemable Preferred Stock ("Series A Preferred Stock") at a price of $100,000 per share, or $10,000,000 of Series A Preferred Stock in the aggregate, with an option to purchase up to an additional 100 shares of Series A Preferred Stock in September 2000 at the same price. At the option of AOL, in March 2002, the Series A Preferred Stock is either redeemable in whole for $100,000 per share in cash or convertible in whole, on a per share basis, into (i) the number of shares of the Company's Common Stock equal to $100,000 divided by $49.25 (or 2,030.5 shares) and (ii) a warrant exercisable for the same number of shares of the Company's Common Stock, or 2,030.5 shares, at a price of $49.25 per share. Prior to March 2002, AOL has the right to require the Company to redeem the Series A Preferred Stock in whole at $100,000 per share in the event of certain changes in control of the Company, which would not include the pending merger of the Company with Healtheon/WebMD. The Series A Preferred Stock is non-voting except under certain extraordinary circumstances and no dividend is payable on the Series A Preferred Stock unless the Company declares a dividend on its Common Stock. The Series A Preferred Stock was issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act, as amended.

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

         The Company invested the proceeds from the Offering, the private sale of Common Stock to Cerner and the sale of Series A Preferred Stock to AOL in U.S. Treasury Notes and Federal Agency Notes. During the three and nine months ended March 31, 2000, the Company used a portion of the proceeds for working capital.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

        (a)       Exhibit No.               Exhibits
                  -----------               -----------------------------------

                   2.1 Agreement and Plan of Merger, dated as of February 13, 2000, between Healtheon/WebMD Corporation and
                                            Medical Manager Corporation
                                            (incorporated by reference to
                                            Exhibit 2.1 to the amendment filed
                                            on February 17, 2000 to the Current
                                            Report on Form 8-K filed by the
                                            Company on February 14, 2000)

                   2.2 Agreement and Plan of Merger, dated as of February 13, 2000, among Healtheon/WebMD Corporation,
                                            Avicenna Systems Corporation and
                                            CareInsite, Inc. (incorporated by
                                            reference to Exhibit 2.2 to the
                                            amendment filed on February 17, 2000
                                            to the Current Report on Form 8-K
                                            filed by the Company on February 14,
                                            2000)

                  10.1 Reorganization Agreement, dated as of December 31, 1999, among
                                            CareInsite, Inc., The Health
                                            Information Network Connection LLC,
                                            GNYHA Management Corporation, Empire
                                            Blue Cross and Blue Shield, Health
                                            Insurance Plan of Greater New York
                                            and Group Health Incorporated
                                            (incorporated by reference to
                                            Exhibit 10.1 to the Current Report
                                            on Form 8-K filed by the Company on
                                            February 4, 2000)

                  10.2 Asset Purchase Agreement dated as of February 14, 2000 between
                                            CareInsite, Inc. and Blue Cross Blue
                                            Shield of Massachusetts, Inc.
                                            (incorporated by reference to
                                            Exhibit 10.1 to the Current Report
                                            on Form 8-K filed by the Company on
                                            April 10, 2000)

                  10.3 Letter Agreement dated March 24, 2000 by and among CareInsite, Inc. and Blue Cross Blue Shield of
                                            Massachusetts, Inc. (incorporated
                                            by reference to Exhibit 10.2 to the
                                            Current Report on Form 8-K filed by
                                            the Company on April 10, 2000)

                  27                        Financial Data Schedule

         (b) On February 4, 2000, the Company filed a report on Form 8-K disclosing that it agreed to acquire the 80% equity interest in The Health Information Network Connection, LLC ("THINC"), that it did not already own.

         On February 14, 2000, the Company filed a report on Form 8-K disclosing that Healtheon/WebMD Corporation entered into an Agreement and Plan of Merger both with Avicenna Systems Corporation ("ASC"), a wholly-owned subsidiary of Medical Manager Corporation ("Medical Manager"), and the Company and with Medical Manager (the "Merger Agreements"). Also on February 14, 2000, the Company filed on Form 8-K/A, an amendment to the Form 8-K previously filed on February 14, 2000, attaching as an exhibit thereto a copy of the joint press release announcing the Merger Agreements.

         On February 17, 2000, the Company filed an amendment to the Form 8-K and Form 8-K/A, each filed on February 14, 2000, attaching as exhibits thereto copies of the Merger Agreements.

         On March 23, 2000, the Company filed an amendment to the Form 8-K filed on February 4, 2000 regarding the Company's acquisition of THINC. The following Financial Statements and notes thereto were filed:

                           Independent Auditor's Report

                           Balance Sheet at December 31, 1999

                           Statements of Operations for the Year Ended December 31, 1999 and the Cumulative Period from Inception (November 12, 1996) to December 31, 1999

                           Statements of Members' Capital for the Year Ended December 31, 1999 and for the Cumulative Period from Inception (November 12, 1996) to December 31, 1999

                           Statements of Cash Flows for the Year Ended December 31, 1999 and the Cumulative Period from Inception (November 12, 1996) to December 31, 1999

                           Notes to Financial Statements

                  The following Pro Forma Financial Statements and notes thereto related to the Company's acquisition of THINC were also filed:

                           Pro Forma Combined Condensed Consolidated Statement of Operations (unaudited) for the year ended June 30, 1999

                           Pro Forma Combined Condensed Consolidated Statement of Operations

                           (unaudited) for the six months ended December 31,
                           1999

                           Pro Forma Combined Condensed Consolidated Balance Sheet (unaudited) as of December 31, 1999

                           Notes to Pro Forma Combined Condensed Consolidated Financial Statements (unaudited)

         On March 29, 2000, the Company filed a report on Form 8-K disclosing that a holder of the Company's common stock filed a lawsuit on February 17, 2000 alleging that the Company, Medical Manager and certain of their officers and directors have breached their fiduciary duties in that the proposed merger of the Company and Medical Manager with Healtheon/WebMD (the "Mergers") favors the interests of Medical Manager and its shareholders over the interests of the Company's minority shareholders. The plaintiff also alleges that the proposed Mergers provide the defendants and other Medical Manager shareholders with a premium which exceeds the premium provided to the Company's minority shareholders. The lawsuit seeks, among other things, an injunction prohibiting the proposed Mergers unless certain mechanisms are implemented by the Company, as well as plaintiff's costs and disbursements. The Company believes that this lawsuit is without merit and intends to vigorously defend against it.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     CAREINSITE, INC.




Dated: May 15, 2000             /s/ James R. Love
                               ------------------
                                    James R. Love
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

         NUMBER                             DESCRIPTION
         ------                             -----------

         2.1 Agreement and Plan of Merger, dated as of February 13, 2000, between Healtheon/WebMD Corporation and
                                            Medical Manager Corporation
                                            (incorporated by reference to
                                            Exhibit 2.1 to the amendment filed
                                            on February 17, 2000 to the Current
                                            Report on Form 8-K filed by the
                                            Company on February 14, 2000)

         2.2 Agreement and Plan of Merger, dated as of February 13, 2000, among Healtheon/WebMD Corporation,
                                            Avicenna Systems Corporation and
                                            CareInsite, Inc. (incorporated by
                                            reference to Exhibit 2.2 to the
                                            amendment filed on February 17, 2000
                                            to the Current Report on Form 8-K
                                            filed by the Company on February 14,
                                            2000)

        10.1                                Reorganization Agreement, dated as
                                            of December 31, 1999, among
                                            CareInsite, Inc., The Health
                                            Information Network Connection LLC,
                                            GNYHA Management Corporation, Empire
                                            Blue Cross and Blue Shield, Health
                                            Insurance Plan of Greater New York
                                            and Group Health Incorporated
                                            (incorporated by reference to
                                            Exhibit 10.1 to the Current Report
                                            on Form 8-K filed by the Company on
                                            February 4, 2000)

        10.2                                Asset Purchase Agreement dated as of
                                            February 14, 2000 between
                                            CareInsite, Inc. and Blue Cross Blue
                                            Shield of Massachusetts, Inc.
                                            (incorporated by reference to
                                            Exhibit 10.1 to the Current Report
                                            on Form 8-K filed by the Company on
                                            April 10, 2000)

        10.3 Letter Agreement dated March 24, 2000 by and among CareInsite, Inc. and Blue Cross Blue Shield of
                                            Massachusetts, Inc. (incorporated
                                            by reference to Exhibit 10.2 to the
                                            Current Report on Form 8-K filed by
                                            the Company on April 10, 2000)

        27*                                 Financial Data Schedule

         *Attached thereto